Form 10-K
period 2009-12-31
ML BlueTrend FuturesAccess LLC
filed 2010-03-31
CIK 1471270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-53794

ML BLUETREND FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	26-2581977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 6th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2010 Units of limited liability company interest with an aggregate net asset value of $222,286,867 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2009 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the year ended December 31, 2009, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML BLUETREND FUTURESACCESS LLC

ANNUAL REPORT FOR 2009 ON FORM 10-K

PART I

Item 1:          Business

(a)                                  General Development of Business:

ML BlueTrend FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. BlueCrest Capital Management L.P. (“BlueCrest”) is the Trading Advisor of the Fund (“Trading Advisor”).

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch (or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

The Fund calculates the net asset value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s net asset value as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund.  MLAI is authorized to make all net asset value determinations.

As of December 31, 2009, the Net Asset Value of the Fund was $88,998,199. As of December 31, 2009, the Net Asset Value per Unit was $1.0724 for Class A, $1.0698 for Class C, $1.0750 for Class D, $1.0789 for Class I, $1.2665 for Class DS.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit  for Class A was $1.0724 (December 31, 2009) and the lowest was $1.0208 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class C was $1.1301 (November 30, 2009) and the lowest was $1.0199 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class D was $1.1395 (November 30, 2009) and the lowest was $1.0221 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class I was $1.1355 (November 30, 2009) and the lowest was $1.0211 (August 31, 2009). The highest month-end Net Asset Value per Unit for Class DS was $1.3191 (November 30, 2009) and the lowest was $1.0408 (September 30, 2008).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

General

The Fund trades in the futures and forward markets with the objective of achieving substantial capital appreciation.

The Fund and MLAI have entered into an Advisory Agreement with BlueCrest whereby BlueCrest trades the Fund’s assets through a managed account using the BlueTrend Program (the “Trading Program”).  BlueCrest trades in the U.S. and international futures and forwards markets pursuant to the Trading Program.

The Trading Advisor trades the following instruments on U.S. and non-U.S. exchanges and markets: (a) futures, options, options on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, individual stocks, stock indices and other indices; and (b) spot currencies, in all cases ((a) and (b)) traded on regulated markets and/or OTC markets.  The Trading Advisor does not, however, currently trade futures, options, options on futures or forward contracts on individual stocks for the Fund.  Over time, the underlying values of futures, options, options on futures and forward contracts traded may also include other economic variables which are now or may hereafter become the subject of organized futures, options or forward trading.  Over time, the instruments that the Trading Advisor trades may also include swaps or other derivative, margined instruments, in each case traded on regulated and/or OTC markets.

The applied principles of risk management play a dominant role in the Trading Advisor’s trading methodology.  The Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  The Trading Program is entirely based on quantitative analysis of signaled price behavior of outright markets and of intra-market and/or inter-market combinations of the instruments concerned, and therefore not on fundamental analysis.

The Trading Program may enter into both long and short positions in any of the instruments involved, or it may have no position.  Long and short positions are likely to be leveraged and unhedged and/or uncovered.  The degree of leverage is implicitly determined by the risk/reward profile selected by the Fund.  The degree of leverage can be expressed as the number of contracts traded or held in position per millions of U.S. dollars under management.  A higher degree of leverage represents a higher degree of risk as it goes hand in hand with a higher number of contracts held in a position for each U.S. dollar under management.  As such, a selected risk profile has a consequence for the number of contracts traded and/or held in a position for each U.S. dollar under management.

The Trading Program is systematic by nature and requires a consistent application.  Therefore, discretionary inputs are not essential to the effectiveness of the Trading Program.  Exceptional market circumstances of the observed past, both favorable and unfavorable, are integrally reflected in the presented performance profile of the Trading Program.  While the Trading Advisor generally will not use discretionary inputs in trading client accounts, in the event of exceptional market circumstances the Trading Advisor may use discretion in an attempt to limit risk to a position or an account.  The use of discretion by the Trading Advisor may have a positive or negative impact on performance of the Fund.

The portfolio composition and the relative weighting of instruments within each portfolio is defined irrespective of the outcome of historical trades.  The guiding principle is strategic diversification in pursuit of a maximum attainable risk spreading, taking correlation analysis and degrees of profit expectancy into account.

As the applied strategies require particular transaction sizes to allow for multiple entry and exit points and because certain minimum transaction sizes may be required or recommendable, the attainable degree of diversification is, among others, a function of the amount under management.  Generally, larger accounts have a higher degree of diversification.

Specific risk provisions are computed for each market exposure.  The risk provisions are designed to have a pre-defined reliability.  In all trading systems the assessment of price volatility plays a prominent role.  Risk assessments are determined on the basis of a regular or continuous evaluation of daily price behavior, possibly leading to regular adjustments during the lifetime of exposures.

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The Trading Program exploits directional price movement of outright prices, of time spreads in one or more time frames and of inter-market and -product combinations.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2009 fiscal year.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit BlueCrest to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Assets”.

Market Sectors

BlueCrest applies its proprietary systems to a broadly-diversified portfolio of futures and forward markets pursuant to their BlueTrend Program. The BlueTrend Program may trade in the following markets:  CBOT, CME, EUREX, IME, LME, LIFFE, MATIF, ME, MEFF, NYMEX, NZFOE, SFE, SIMEX, TIFFE, TSE and may expand to include trading in other markets.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2009 and 2008 are as follows:

2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	37	$18,635	0.02%	(44)	$(17,718)	-0.02%	$917	0.00%	March 10
Currencies	47,800,234	(66,336)	-0.07%	(42,482,119)	(240,350)	-0.27%	(306,686)	-0.34%	March 10
Energy	379	481,139	0.54%	—	—	0.00%	481,139	0.54%	January 10 - April 10
Interest rates	3,437	(2,232,094)	-2.51%	—	—	0.00%	(2,232,094)	-2.51%	March 10 - December 10
Metals	89	73,051	0.08%	(24)	(163,255)	-0.18%	(90,204)	-0.10%	January 10 - March 10
Stock indices	1,249	1,261,228	1.42%	—		0.00%	1,261,228	1.42%	January 10 - March 10

Total		$(464,377)	-0.52%		$(421,323)	-0.47%	$(885,700)	-0.99%

2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(41)	$(103,870)	-0.21%	$(103,870)	-0.21%	March 09
Currencies	14,277	(5,406)	-0.01%	(14,445)	(33,643)	-0.07%	(39,049)	-0.08%	March 09
Energy	—	—	0.00%	(40)	(60,135)	-0.12%	(60,135)	-0.12%	January 09 - April 09
Interest rates	1,514	991,695	2.02%	—	—	0.00%	991,695	2.02%	March 09 - December 10
Metals	59	(202,669)	-0.41%	(75)	320,376	0.65%	117,707	0.24%	January 09 - March 09
Stock indices	—	—	0.00%	(72)	(51,771)	-0.11%	(51,771)	-0.11%	January 09 - March 09

Total		$783,620	1.60%		$70,957	0.14%	$854,577	1.74%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Member’s Capital as of December 31, 2009 and 2008.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

Custody of Assets

Substantially all of the Fund’s assets are currently held in one or more Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

Cash Assets

The Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions).   Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances held in the offset accounts (as described below) — which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund’s account on a daily basis; the Fund’s cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include, and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than, or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Fund’s U.S. Dollar Cash Assets

The Fund’s U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts

Certain of each FuturesAccess Fund’s U.S. dollar “Cash Assets” (as defined below) are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates. Offset account deposits reduce Merrill Lynch’s borrowing costs with such banks. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any Merrill Lynch liability.

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a substantial stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

Each FuturesAccess Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by such FuturesAccess Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) each FuturesAccess Fund’s cash balances, plus open trade equity on U.S. futures; and (b) each FuturesAccess Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Cash Assets do not include, and the FuturesAccess Funds do not earn interest income on, the FuturesAccess Funds’ gains or losses on their open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

Each FuturesAccess Fund’s Cash Assets may be greater than, less than or equal to such FuturesAccess Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the FuturesAccess Funds’ Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to FuturesAccess Funds may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the FuturesAccess Funds’ Cash Assets.

MLPF&S, in the course of acting as commodity broker for the FuturesAccess Funds, lends certain currencies to, and borrows certain currencies from, the FuturesAccess Funds. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the year ended December 31, 2009 and for the period September 1, 2008 (commencement of operations) to December 31, 2008.

	2009		2008
		% of Average		% of Average
	Dollar	Month-End	Dollar	Month-End
Charges	Amount	Net Assets	Amount	Net Assets (1)
Other Expenses	$293,309	0.48%	$77,733	0.19%
Sponsor fees	76,798	0.15%	—	0.00%
Management fees	1,255,634	2.06%	290,672	0.70%
Performance fees	839,877	1.38%	2,619,030	6.26%
Total	$2,465,618	4.07%	$2,987,435	7.15%

(1) Not annualized

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Values during 2009 and 2008 equaled $61,066,568, $41,805,928, respectively.

During 2009, the Fund earned $7,933 in interest income, or approximately 0.01% of the Fund’s average month-end Net Asset Values. During 2008, the Fund earned $91,446 in interest income, or approximately 0.22% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2009 and 2008 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $6.85 and $9.51, respectively.

MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D does not pay a sponsor fee.

MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C and DS Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for generally accepted accounting principles.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

BLUECREST	Annual Performance Fees

25% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee, as of the current performance fee calculation date over the Fund’s “High Water Mark.”The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

BLUECREST and MLAI	Management fees	All classes pay a flat-rate monthly charge of 0.1667 of 1% of the Fund’s month-end assets (a 2.0% annual rate). MLAI receives 50% of the 2% annual rate.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not currently subject to regulation by any U.S. government agency.

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

(d)                                 Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries, nor is a material portion of the Fund’s revenue derived from customers in foreign countries.

The Fund trades on a number of foreign commodity exchanges.  The Fund does not engage in the sales of goods or services.

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The trading advisor’s past performance may not be representative of how it may trade in the future for the Fund.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the trading advisor can predict or control — have a material effect on the performance of any managed futures strategy.

Possibility of Additional Government or Market Regulation.

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general.  In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund, its Manager (MLAI), the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of the Fund’s members.

Forward Trading

The Fund will trade currencies in the forward markets in addition to trading in futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

Effects of Speculative Position Limits

The CFTC and the U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities (e.g., corn, oats, wheat, soybeans and cotton). All commodity accounts controlled by the Trading Advisor and its principals and their affiliates are combined for speculative position limit purposes.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of its Trading Advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to Trading Advisor misconduct.

Changes in Trading Strategy

The trading advisor may make material changes in its trading strategies without the knowledge or seeking approval of MLAI.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the Fund’s Trading Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisor to close out positions against which the market is moving.

Certain futures markets are subject to “daily price limits,” restricting the maximum amount by which the price of a particular contract can change during any given trading day.  Once a contract’s price has moved “the limit,” it may be impossible or economically non-viable to execute trades in such contract.  From time to time, prices have moved “the limit” for a number of consecutive days, making it impossible for traders against whose positions the market was moving to prevent large losses.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had its Trading Advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and forwards will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Fund is subject to the risk of insolvency of its counterparties, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:          Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 6th Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:          Legal Proceedings

None.

Item 4:          Reserved

PART II

Item 5:          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                  Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Members may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value, subject to certain early redemption charges.

(b)                                 Holders:

As of December 31, 2009, there were 314 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

(c)                                  Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph:

Not applicable.

(f)            Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$—
Feb-09	—	—	—
Mar-09	—	—	—
Apr-09	—	—	—
May-09	—	—	—
Jun-09	—	—	—
Jul-09	—	—	—
Aug-09	143,325	143,325	1.0000
Sep-09	128,698	126,076	1.0208
Oct-09	697,120	653,591	1.0666
Nov-09	34,124	31,942	1.0683
Dec-09	629,422	555,144	1.1338
Jan-10	611,375	570,100	1.0724
Feb-10	446,318	432,144	1.0328

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$—
Feb-09	—	—	—
Mar-09	—	—	—
Apr-09	—	—	—
May-09	—	—	—
Jun-09	—	—	—
Jul-09	—	—	—
Aug-09	1,548,809	1,548,809	1.0000
Sep-09	1,313,436	1,287,809	1.0199
Oct-09	2,341,651	2,199,146	1.0648
Nov-09	1,702,452	1,597,646	1.0656
Dec-09	3,529,498	3,123,173	1.1301
Jan-10	2,800,138	2,617,441	1.0698
Feb-10	2,434,944	2,365,401	1.0294

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$—
Feb-09	—	—	—
Mar-09	—	—	—
Apr-09	—	—	—
May-09	—	—	—
Jun-09	—	—	—
Jul-09	—	—	—
Aug-09	1,126,139	1,126,139	1.0000
Sep-09	—	—	1.0221
Oct-09	3,896,902	3,644,349	1.0693
Nov-09	—	—	1.0723
Dec-09	6,226,446	5,464,191	1.1395
Jan-10	—	—	1.0750
Feb-10	482,139	465,116	1.0366

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$—
Feb-09	—	—	—
Mar-09	—	—	—
Apr-09	—	—	—
May-09	—	—	—
Jun-09	—	—	—
Jul-09	—	—	—
Aug-09	204,995	204,995	1.0000
Sep-09	1,891,473	1,852,388	1.0211
Oct-09	1,080,002	1,011,901	1.0673
Nov-09	410,619	384,007	1.0693
Dec-09	1,327,536	1,169,120	1.1355
Jan-10	1,026,564	951,491	1.0789
Feb-10	1,575,618	1,515,892	1.0394

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$1,348,342	1,102,668	$1.2227
Feb-09	2,168,541	1,792,775	1.2096
Mar-09	826,512	680,929	1.2138
Apr-09	997,696	830,790	1.2009
May-09	3,367,135	2,941,757	1.1446
Jun-09	—	—	1.1820
Jul-09	2,547,592	2,207,045	1.1543
Aug-09	483,349	417,688	1.1572
Sep-09	628,347	531,282	1.1827
Oct-09	—	—	1.2374
Nov-09	—	—	1.2409
Dec-09	—	—	1.3191
Jan-10	1,383,609	1,092,467	1.2665
Feb-10	62,143,584	50,887,311	1.2212

(1) Beginning of the month Net Asset Value

Class A Units are subject to sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amount. Class C, Class DS and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2009	For the period ended December 31, 2008

Trading profit (loss)
Realized, net	$6,853,155	$10,029,274
Change in unrealized, net	(1,740,277)	854,577
Brokerage commissions	(230,560)	(41,658)
Total trading profit (loss)	4,882,318	10,842,193

INVESTMENT INCOME:
Interest	7,933	91,446

EXPENSES:
Management fees	1,255,634	290,672
Performance fees	839,877	2,619,030
Sponsor fees	76,798	—
Other	293,309	77,733
Total Expenses	2,465,618	2,987,435

NET INVESTMENT INCOME (LOSS)	(2,457,685)	(2,895,989)

NET INCOME (LOSS)	$2,424,633	$7,946,204

Balance Sheet Data	December 31, 2009	December 31, 2008

Members’ Capital	$88,998,199	$48,986,858
Net Asset Value per Series A Unit*	1.0724	—
Net Asset Value per Series C Unit*	1.0698	—
Net Asset Value per Series D Unit*	1.0750	—
Net Asset Value per Series I Unit*	1.0789	—
Net Asset Value per Series DS Unit**	1.2665	1.2227

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

As of December 31, 2009 and 2008 the Net Asset Value per Unit of the different Classes are as follows:

December 31,2009

Net Asset Value per Unit
Class A	$1.0724
Class C	1.0698
Class D	1.0750
Class I	1.0789
Class DS	1.2665

December 31,2008

Net Asset Value per Unit
Class A	$—
Class C	—
Class D	—
Class I	—
Class DS	1.2227

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable financial information to the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0208	$1.0666	$1.0683	$1.1338	$1.0724

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0199	$1.0648	$1.0656	$1.1301	$1.0698

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0221	$1.0693	$1.0723	$1.1395	$1.0750

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0211	$1.0673	$1.0693	$1.1355	$1.0789

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0408	$1.1416	$1.1916	$1.2227

2009	$1.2096	$1.2138	$1.2009	$1.1446	$1.1820	$1.1543	$1.1572	$1.1827	$1.2374	$1.2409	$1.3191	$1.2665

ML BLUETREND FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions: $1,632,689

Current Capitalization:   $1,619,480

Worst Monthly Drawdown(2):  (5.42)% ( December 2009 )

Worst Peak-to-Valley Drawdown(3):  (5.42)%  ( December 2009)

Net Asset Value per Unit for Class A, December 31, 2009:   $1.0724

Monthly Rates of Return (4)

Month	2009
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	2.08
September	4.49
October	0.16
November	6.13
December	(5.42)
Compound Annual Rate of Return	7.23%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since August 1, 2009 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since August 1, 2009 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 7.24%.

ML BLUETREND FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $10,435,845

Current Capitalization:   $10,404,329

Worst Monthly Drawdown(2):  (5.34)% (December 2009)

Worst Peak-to-Valley Drawdown(3):  (5.34)%  (December 2009)

Net Asset Value per Unit for Class C, December 31, 2009:   $1.0698

Monthly Rates of Return (4)

Month	2009
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	1.99
September	4.40
October	0.08
November	6.05
December	(5.34)
Compound Annual Rate of Return	6.93%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since August 1, 2009 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since August 1, 2009 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 6.98%.

ML BLUETREND FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $11,249,487

Current Capitalization:   $11,002,450

Worst Monthly Drawdown(2):  (5.66)% (December 2009)

Worst Peak-to-Valley Drawdown(3):  (5.66)%  ( December 2009 )

Net Asset Value per Unit for Class D, December 31, 2009:   $1.0750

Monthly Rates of Return (4)

Month	2009
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	2.21
September	4.62
October	0.28
November	6.27
December	(5.66)
Compound Annual Rate of Return	7.56%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since August 1, 2009 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since August 1, 2009 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit .. The inception to date total return is 7.50%.

ML BLUETREND FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:  $4,914,625

Current Capitalization:   $4,987,007

Worst Monthly Drawdown(2):  (4.98)% ( December 2009 )

Worst Peak-to-Valley Drawdown(3):  (4.98)%  ( December 2009)

Net Asset Value per Unit for Class I, December 31, 2009:   1.0789

Monthly Rates of Return (4)

Month	2009
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	2.11
September	4.52
October	0.19
November	6.19
December	(4.98)
Compound Annual Rate of Return	7.89%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since August 1, 2009 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since August 1, 2009 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 7.89%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2008

Aggregate Subscriptions:   $53,408,167

Current Capitalization:   $60,984,933

Worst Monthly Drawdown(2):  (4.69)% ( April 2009 )

Worst Peak-to-Valley Drawdown(3):  (6.39)%  ( January - April 2009)

Net Asset Value per Unit for Class DS, December 31, 2009:   1.2665

Monthly Rates of Return (4)

Month	2009	2008
January	-1.08%	—
February	0.35	—
March	(1.06)	—
April	(4.69)	—
May	3.27	—
June	(2.34)	—
July	0.25	—
August	2.20	—
September	4.63	4.08%
October	0.28	9.68
November	6.30	4.38
December	(3.99)	2.62
Compound Annual Rate of Return	3.29%	22.27%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since September 1, 2008 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since September 1, 2008 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 26.64%.

Item 7:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Fund is unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that the Fund will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

Results of Operations

General

BlueCrest’s objective in providing trading management services is to effect appreciation of the assets of its clients through the speculative trading of financial instruments of any kind, which includes without limitation: (i) futures contracts that are now traded, or may be traded in the future, on exchanges located in the United States and abroad and options on such futures contracts and (ii) foreign currencies, foreign currency futures contracts, foreign currency forward contracts, foreign currency forward contracts and options relating thereto.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2009

Total Trading Profit (Loss)
Stock Indices	$6,832,896
Metals	41,606
Agricultural Commodities	(259,796)
Currencies	(1,372,119)
Energy	(1,594,326)
Interest Rates	1,464,617
Subtotal	5,112,878
Change in Brokerage Commissions Payable	(230,560)
Total	$4,882,318

The Fund experienced a net trading profit before brokerage commissions and related fees of $5,112,878.  Profits were primarily attributable to the stock indices, interest rates and metals sectors posting profits and the agriculture, currencies and energy sectors posted losses.

Losses were posted to the Fund at the beginning of the first quarter. The Fund’s fixed income related positions were the major detractor from performance as bond yields rose against the Fund’s long positions.  The Fund’s currency positions posted overall gains due to the Fund’s long U.S. dollar positions versus the British pound and the Australian dollar.  The commodities and equities sectors contributed marginally to the Fund’s return at the end of January. Profits were posted to the Fund in the middle of the first quarter as equity-index related positions were the best performing sector for the Fund.  While the Fund’s total equity exposure was a small net short position, the recent fall in equity markets was large enough to produce profits for the Fund.  All other sectors posted losses for the Fund.  The Fund had been concentrating its exposure in the last three months in fixed income as the Fund’s overall long exposure produced mixed results with overall losses to the Fund.  The Fund’s currency sector positions also posted losses, primarily due to the Fund’s long positions in the Euro and short positions in the Australian dollar. The Fund had long fixed-income related positions going into March and the choppiness in the markets did not change its positioning significantly.  With yields ending the month lower across the board, the Fund was able to generate strong profits in fixed income, which were not enough to offset losses from the Fund’s positions in currencies and short position in commodities.  The Fund’s biggest losses came from its currency positions.  The Fund was correctly positioned with respect to long positions in the Euro and short positions in the British pound; however the Fund was incorrectly positioned with respect to short positions in the Australian dollar, which experienced the largest price movement over the period.  The Fund’s commodity short positions posted losses as most commodities ended the month higher resulting in losses being posted to the Fund at the end of the first quarter.

Losses were posted to the Fund at the beginning of the second quarter. The Fund’s losses in equity indices, currencies and commodities were muted due to the reduction of its positions in these sectors.  Fixed income was the worst performing sector, followed by currencies.  Beginning the second quarter on a slightly bearish tone, the commodity markets were volatile as the change in economic sentiment took effect.  Despite higher than expected U.S. oil inventory numbers, energies were generally buoyed by the improved outlook and the volatility in the markets led to a reduction in the Fund’s exposure, resulting in losses posted for the Fund.  The Fund posted losses in the metals and agricultural markets due to their volatility. Profits were posted to the Fund in the middle of the second quarter in all sectors with the exception of currencies.  As investor sentiment generally became more optimistic that the worst of the recent economic crisis had occurred, and the Fund was well positioned as equities moved higher, energies rose and short rates rallied.  The U.S. dollar was sold off as investors sold their ‘safe’ U.S. assets and chased yield.  Profits were posted to the Fund from long positions in the New Zealand dollar versus the U.S. dollar and short positions in the U.S. dollar versus the South African rand, however, these positions could not offset the losses from the Fund’s short positions in the British pound and Swedish krona.  The improvement in sentiment and the weak United States dollar pushed energies higher as oil traded up to $66 per barrel, a level not seen since the beginning of November 2008.  The metals sector posted profits to the Fund due to its long positions in gold and silver.  The agriculture sector posted profits due to a rally in soymeal and soybeans. Losses were posted to the Fund at the end of the second quarter as short term rates suffered a sharp reversal during the first week of June and the U.S. dollar had a similar reversal, gaining against most currencies. The up trends in equities and commodities reversed in the middle of June as sentiment became risk averse again, resulting in losses being posted to the Fund.  Declines in non-farm payrolls caused liquidation of long positions in the rates markets, erasing virtually all of the market’s 2009 gains.  Bonds also suffered a sell off due to inflation fears.  The Fund posted profits in energies as oil traded above $73 a barrel to hit a seven month high, due to the improved growth prospects and a drawdown in Department of Energy inventory numbers.  The Fund posted profits in agricultural despite a fall in corn.  The Fund posted losses in metals due to it not being positioned to benefit from the falls in precious metals, particularly the slump in silver.

Profits were posted to the Fund at the beginning of the third quarter as corporate earnings came in better than expected plus a series of economic figures that indicated the worst may be over including an upward revision to the United States Gross Domestic Product giving equity markets a lift in the final days of the July. Long positions in equities performed strongly as stock indices rebounded with many trading to 2009 highs. The early sell off of energies and the Fund’s subsequent risk reduction resulted in the Fund not benefiting from the energy rally, resulting in losses posted to the Fund. The currency sector posted profits to the Fund due to the rally in the New Zealand dollar, Australian dollar and the Canadian dollar. The agriculture sector posted losses to the Fund as the short positions in wheat and corn could not compensate for losses sustained in short positions in soybean and soymeal and the metals sector posted profits for the Fund due to a rally in copper. Profits were posted to the Fund in the middle of the third quarter as the United States Gross Domestic Product rate of decline diminished; homes sales were buoyed and confidence bounced. The United Kingdom and Europe also had positive figures as European business and consumer confidence rose plus the United Kingdom consumer spending and retail sales were also up. Equities were the most profitable sector as the MSCI World Index (U.S. dollar) rose. The Fund held onto its long positions in stocks from July and added to them during the early part of August with the European stock indices posting the highest profits to the Fund. The United States Federal Reserve Chairman Bernanke’s comments on holding interest rates for an extended period contributed to the Fund posting profits in short position in the interest rate sector. Short positions in natural gas posted profits to the Fund which could not offset losses in the energies sector, the poorest performing sector in August. Long positions held in the currency market began to prosper as the New Zealand dollar versus the U.S. dollar rallied and the British pound versus the Australian dollar fell. Short positions in wheat and corn were profitable but could not compensate for the for swift price action in the soy complex resulting in losses being posted to the Fund. The metals sector was flat as profits from long base positions were unable to compensate for the losses sustained from the gold and silver positions. Profits were posted to the Fund at the end of the third quarter due to the Fund’s long positions in equity indices in all geographies which benefited from continued up trends in most markets except in Asia.  Fixed income posted profits to the Fund due to the Fund’s maintaining its long positioning at both the short and long ends of the yield curve and continued to ride the trends in those markets. The currency sector posted profits to the Fund due to two primary currency positions, the long positions in the Australian dollar, the short positions in the euro and British pound. The short positions in the euro lost money but that was offset by gains in the long positions in the Australian dollar and the short position in the British pound.  The energy sector posted losses to the Fund. In addition to overall choppiness, there was a big reversal in natural gas and the Fund’s short positions in natural gas which rallied over the month caused significant losses. All other commodity sectors were roughly flat as the third quarter ended.

Profits were posted to the Fund at the beginning of the fourth quarter due to key macroeconomic data releases, including improved household and business confidence. Fixed income futures rallied as sentiment began to swing back towards interest rates being on hold for an extended period of time. The long equities positions rallied for the reasons outlined earlier with the Fund viewing most dips within the month of October as buying opportunities. Losses were posted to the Fund in the energy sector due to long positions in crude oil and refined energy products after unexpected build up in inventories caused a large sell off. The currency sector also posted profits to the Fund.  The United States dollar Index Future traded down to levels not seen since September 2008 as Central Banks and macro funds shunned the United States dollar on improving global sentiment. The agriculture sector posted profits to the Fund due to short wheat positions which benefited from bearish harvest yields pushing it to a year low. The metals sector also posted profits to the Fund due to long gold and silver positions, the former trading above $1000. Profits were posted to the Fund in the middle of the fourth quarter due to large fixed income and equity long positions. On the macroeconomics front a number of better than expected U.S. figures and comments from the U.S. Federal Reserve Chairman Ben Bernanke signaling interest rates would remain on hold for an extended period of time resulted in short positions in interest rates to post profits to the Fund and stock  indices to bounce from their selloff in October. Despite fears of a Dubai default at the end of November the stock indices posted profits to the Fund due to gains in the Standard & Poors 500 Index, the Financial Times and Stock Exchange and Deutscher Aktien-Index up at the end of the month. Energies posted losses for the Fund trading in a relatively narrow range as the model retained its long albeit much reduced oil and oil products position against short positions in natural gas.  Currencies posted profits to the Fund due to the Fund’s continuing to hold short positions in the U.S. dollar. The metals sector posted profits to the Fund due to the rise in gold with its best monthly return in ten months and silver also rallied but not as high as gold. Most agricultural positions were much reduced as wheat rallied and soy moved higher resulting in profits being posted to the Fund. Losses were posted to the Fund at the end of the fourth quarter as its long positions in equities failed to offset the losses sustained from rising yields and volatile energy prices. Profits were posted to the Fund in stock indices due to its long positions across all indices.  Small cap outperformed large cap as the Russell 2000 was the program’s best monthly performer. Interest rates posted losses to the Fund as better than expected economic figures plus continued comments from the U.S. Federal Reserve stating interest rates will remain low caused inflation expectations to rise and subsequently, yields to rise. Short rates and bonds were aggressively sold off in relatively thin markets amid a high supply of new issues. Unlike previous months, positive data in December fed into the U.S. dollar strength as the U.S. Dollar Index Futures index climbed resulting in losses being posted to the Fund. The Fund was positioned to gain from the U.S. dollar weakness plus the New Zealand dollar and the Norwegian krone only to be reversed in December resulting in losses. Long positions were held across all energy products in with an emphasis in oil. West Texas Intermediate Crude Oil prices fell in the beginning of December only to rebound by the end of the month as the energy sector posted losses to the Fund. The agriculture sector posted losses to the Fund due to the volatile crop markets. The Fund was not positioned for the sell off in precious metals resulting in losses being posted to the Fund at the end of the fourth quarter.

Period ended December 31, 2008

Total Trading Profit (Loss)

Stock Indices	$3,801,550
Metals	494,013
Agricultural Commodities	151,137
Currencies	1,420,774
Energy	680,435
Interest Rates	4,306,568
Subtotal	10,854,477
Change in Brokerage Commissions Payable	(12,284)
Total	$10,842,193

From September 1, 2008, the date the Fund commenced trading, through June 30, 2009, the Fund’s sole investor was Systematic Momentum, a fund of funds allocating and reallocating its capital under the direction of the Sponsor.

September 1, 2008 to December 31, 2008

The Fund experienced a net trading profit before brokerage commissions and related fees from September 1, 2008 to December 31, 2008 of $10,854,477.  Profits were primarily attributable to all of the Fund’s sectors which are agriculture, energy, interest rates, metals, stock indices and currencies.

The Fund posted an overall gain in September 2008, with the biggest gain attributable to returns from short equity positions as equity prices continued to slide.  Other contributing factors to the Fund’s overall gain came from long positions in short term interest rates and short positions in crops and metals.  Currency positions were the largest detractor from performance as the U.S. dollar continued to rally against the previously established negative long-term trends particularly in the U.S. dollar versus the Euro.  The Fund has since reduced currency positions significantly.

The Fund posted an overall gain in October 2008 amidst a difficult market environment.  The biggest contribution to this overall gain in October continued to be the Fund’s short equity-related positions as equity prices continued to slide.  The Fund also posted gains on returns from its FX positions and also from short positions in commodities.  Long positions in fixed income, primarily on the short end of the curve, also contributed to the Fund’s gains.

In November 2008, the Fund posted an overall gain, with the largest portion attributable to long positions in fixed-income related instruments, as central banks around the world continued to cut interest rates, resulting in lower yields.  The Fund also profited from short equity positions, short positions in British pounds and Australian dollars versus the U.S. dollar and short energy positions.

The Fund posted an overall gain in December 2008.  The largest contributors to the Fund’s gains were its long positions in fixed-income related instruments across the curve, as yields continued to fall dramatically.  Short positions in commodities such as energy and long positions in the Euro versus short positions in the British pound also posted gains for the Fund.  Equity-related returns were flat on the month as risk in stocks was minimal.

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Fund’s trading activities and interest income.

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

During the period set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Fund’s Management Fees and Sponsor Fees are a constant percentage of the Fund’s assets.  Brokerage Commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The Performance Fees payable to BlueCrest are based on the new Trading Profits generated by the Fund excluding interest and after reduction of the Brokerage Commissions.

Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits.  Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business, have no material impact on the Fund.

Liquidity; Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash. The Net Asset Value of the Fund’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the Manager of the Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine in its discretion which investments should be liquidated.

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent accounting developments are discussed in Exhibit 13.01.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

Introduction

The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Fund, under the direction of BlueCrest, rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2009 and 2008, the Fund’s average month-end Net Asset Value was approximately $61,066,658 and $41,805,928, respectively.

December 31, 2009

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	12,924	0.02%	26,489	2,790
Currencies	51,778	0.08%	181,592	1,994
Energy	107,757	0.18%	297,378	4,902
Interest Rates	5,900,760	9.66%	10,777,045	3,028,763
Metals	24,028	0.04%	68,527	4,051
Stock Indices	217,874	0.36%	734,880	9,805

Total	6,315,120	10.33%	12,085,914	3,052,303

December 31, 2008

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$9,193	0.02%	$12,073	$5,601
Currencies	23,859	0.06%	35,515	11,374
Energy	19,281	0.05%	23,984	15,292
Interest Rates	2,114,861	5.06%	2,819,418	1,731,202
Metals	12,429	0.03%	24,924	4,706
Stock Indices	81,211	0.19%	193,271	23,960

Total	$2,260,834	5.41%	$3,109,185	$1,792,135

Material Limitations on Value at Risk as an Assessment of Market Risk.

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S or BalckRock. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and BlueCrest for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2009, by market sector.

Interest Rates.

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund also takes positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies.

The Fund trades in a number of currencies. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Metals.

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2009. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2009.

Foreign Currency Balances.

The Fund’s primary foreign currency balances are in Japanese Yen, Swedish Krona and Euros.

U.S. Dollar Cash Balance.

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge BlueCrest to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that BlueCrest has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring BlueCrest with the market risk controls being applied by BlueCrest itself.

Risk Management

BlueCrest attempts to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  BlueCrest double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, BlueCrest seeks to control overall risk as well as the risk of any one position, and BlueCrest trades only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  BlueCrest factors the point of exit into the decision to enter (stop loss).  The size of the Funds’ positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the BlueCrest investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The weighting of capital committed to various markets in the investment programs is dynamic, and BlueCrest may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

BlueCrest may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, BlueCrest at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of BlueCrest’s investment strategy.  At its discretion, BlueCrest may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.

Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions

Non-Trading Risk

The Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S and in the BlackRock sponsored money market mutual fund in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S and in the BlackRock sponsored money market mutual fund.

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Six Quarters through December 31, 2009

	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	2008	2008 (2)
Total Income (Loss)	$1,805,924	$5,417,563	$(1,709,522)	$(623,717)	$8,951,466	$1,982,173
Total Expenses	907,022	946,316	315,035	297,243	2,518,515	468,920
Net Income (Loss)	$898,902	$4,471,247	$(2,024,557)	$(920,960)	$6,432,951	$1,513,253

Net Income (Loss) per weighted average Unit (1)	$0.0134	$0.0854	$(0.0439)	$(0.0216)	$0.1746	$0.0437

(1) The net income per weighted average unit is based on the weighted average of the total units for each quarter.

(2) Commencement of operations on September 1, 2008.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Managers of MLAI, the Manager of the Fund, dismissed Deloitte & Touche as the independent registered public accounting firm for the Fund, effective April 20, 2009. The Board of Managers of the Manager, on behalf of the Fund, approved the engagement of PricewaterhouseCoopers LLP as the independent registered public accounting form of the Fund effective April 20, 2009.

There were no disagreements with the respective independent registered public accounting firms on accounting and financial disclosure.

Item 9A (T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2009, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2009, the Fund’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by BlueCrest on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 34 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri serves as Vice President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 43 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Management Investment Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 40 years old, has been a Vice President of MLAI and Managing Director of GIS since March 2008. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 2004 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML  BlueTrend FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                  Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Item 10(a) and (b) above.

(f)                                    Involvement in Certain Legal Proceedings:

None.

(g)                                 Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2009, MLAI owned no Unit-equivalent Member interests. The principals of MLAI did not own any Units, and BlueCrest did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)                                  Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of Merrill Lynch. However, none of the fees paid by the Fund to such Merrill Lynch affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

The Fund pays indirectly Merrill Lynch through MLPF&S and MLAI substantial Brokerage Commissions and Sponsor Fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the Merrill Lynch organization, MLAI is the beneficiary of the revenues received by different Merrill Lynch entities from the Fund.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

No loans have been, are, or will be outstanding between MLAI or any of its principals and the Fund.

MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)                                 Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2009, the Fund expensed:  (i) Brokerage Commissions of $230,560 to MLPF&S and $1,255,634 in management fees earned by BlueTrend and MLAI, (ii) Sponsor Fees of $76,798 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence:

No person who served as a manager of MLAI would be considered independent (based on the definition of an independent director under NASDAQ rules).

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2009 were $69,000.

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the period ended December 31, 2008 were $63,000 for the period.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2009, related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2009 and the period ended December 31, 2008 were $13,600 and $16,000 for each period, respectively.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 and for any other professional services in relation to the Fund.

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the year ended December 31, 2008 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:

1.	Financial Statements (found in Exhibit 13.01):

	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS FINANCIAL STATEMENTS:	1

	Statements of Financial Condition as of December 31, 2009	3

	Statements of Operations for the year ended December 31, 2009 and for the period September 1, 2008 (commencement of operations) to December 31, 2008	4

	Statements of Changes in Member’s Capital for the year ended December 31, 2009, and for the period September 1, 2008 (commencement of operations) to December 31, 2008	5

	Financial Data Highlights for the year ended December 31, 2009 and for the period September 1, 2008 (commencement of operations) to December 31, 2008	6

	Notes to Financial Statements	8

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML BlueTrend FuturesAccess LLC.

Exhibit 3.01:

Is incorporated by reference from Exhibit 3.01 contained in the Registrant’s Registration Statement on Form 10 (File No. 000-53794) under the Securities Exchange Act of 1934, filed on September 29, 2009 (“Initial Registration Statement”).

3.02	Amended and Restated Limited Liability Company Operating Agreement of ML BlueTrend FuturesAccess LLC

Exhibit 3.02	Is filed herewith.

10.01	Institutional Futures Client Account between ML BlueTrend FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Initial Registrant’s Registration Statement.

10.02	Advisory Agreement by and among ML BlueTrend FuturesAccess LLC, and Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management L.P.

Exhibit 10.02:

Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-53794) under the Securities Exchange Act of 1934, filed on December 16, 2009 (“Amendment No. 2 to Registration Statement”).

10.03	Amendment to ML FuturesAccess Advisory Agreement among ML BlueTrend Futures Access LLC, Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management L.P.

Exhibit 10.03	Is incorporated by reference from Exhibit 10.03 contained in Amendment No. 2 to Registration Statement.

13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By: /s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 31, 2010
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2010
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

s/ Deann Morgan	Vice President and Manager	March 31, 2010
Deann Morgan

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML BLUETREND FUTURESACCESS LLC

2009 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 3.02	Amended and Restated Limited Liability Company Operating Agreement of ML BlueTrend FuturesAccess LLC

Exhibit 13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications