Form 10-Q
period 2010-03-31
ML BlueTrend FuturesAccess LLC
filed 2010-05-14
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-53794

ML BLUETREND FUTURESACCESS LLC

(Exact Name of Registrant as specified in its charter)

Delaware	26-2581977
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 6th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Two World Financial Center, 7th Floor

New York, New York 10281

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of March 31, 2010, 197,748,264 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31, 2010	December 31 , 2009
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $36,374,749 for 2010 and $11,700,317 for 2009)	$237,767,484	$90,971,917
Net unrealized profit on open contracts	12,323,395	—
Cash and cash equivalents	253,154	76,198
Other assets	6,304	6,080

TOTAL ASSETS	$250,350,337	$91,054,195

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$13,195	$27,169
Sponsor and Advisory fees payable	6,296,637	1,017,438
Redemptions payable	2,222,306	33,400
Net unrealized loss on open contracts	—	885,700
Other liabilities	57,815	92,289

Total liabilities	8,589,953	2,055,996

MEMBERS’ CAPITAL:
Members’ Interest (197,748,264 Units and 72,246,182 Units outstanding; unlimited Units authorized)	241,760,384	88,998,199
Total members’ capital	241,760,384	88,998,199

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$250,350,337	$91,054,195

NET ASSET VALUE PER UNIT (SEE NOTE 4)

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
TRADING PROFIT (LOSS):

Realized, net	$11,432,266	$722,543
Change in unrealized, net	13,209,095	(1,321,000)
Brokerage commissions	(196,851)	(31,797)

Total trading profit (loss)	24,444,510	(630,254)

INVESTMENT INCOME:
Interest	(432)	6,537

EXPENSES:
Management fee	842,506	257,680
Sponsor fee	135,510	—
Performance fee	5,876,971	—
Other	94,120	41,897
Total expenses	6,949,107	299,577

NET INVESTMENT LOSS	(6,949,539)	(293,040)

NET INCOME (LOSS)	$17,494,971	$(923,294)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	2,503,828	—
Class C*	15,475,395	—
Class D*	11,073,264	—
Class I*	6,941,026	—
Class DS**	82,675,044	34,615,818
Class DT***	59,065,206	—

Net income (loss) per weighted average Unit
Class A*	$0.0722	$—
Class C*	$0.0739	$—
Class D*	$0.0682	$—
Class I*	$0.0761	$—
Class DS**	$0.1117	$0.2300
Class DT***	$0.0957	$—

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital March 31, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital March 31, 2010

Class A*	—	—	—	—	1,510,078	1,408,905	—	2,918,983
Class C*	—	—	—	—	9,725,362	9,649,815	—	19,375,177
Class D*	—	—	—	—	10,234,679	2,050,640	—	12,285,319
Class I*	—	—	—	—	4,622,411	3,558,988	(22,016)	8,159,383
Class DS**	40,064,174	3,576,372	—	43,640,546	48,153,652	51,979,778	(2,003,187)	98,130,243
Class DT***	—	—	—	—	—	59,852,165	(2,973,006)	56,879,159

Total Members’ Units	40,064,174	3,576,372	—	43,640,546	74,246,182	128,500,291	(4,998,209)	197,748,264

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2010

Class A*	$—	$—	$—	$—	$—	$1,619,480	$1,491,560	$—	$180,801	$3,291,841
Class C*	—	—	—	—	—	10,404,329	10,193,741	—	1,143,897	21,741,967
Class D*	—	—	—	—	—	11,002,450	2,182,138	—	755,698	13,940,286
Class I*	—	—	—	—	—	4,987,007	3,774,675	(23,647)	528,316	9,266,351
Class DS**	48,986,858	4,343,395	—	(923,294)	52,406,959	60,984,933	63,527,193	(2,568,205)	9,234,667	131,178,588
Class DT***	—	—	—	—	—	—	59,852,165	(3,162,406)	5,651,592	62,341,351

Total Members’ Capital	$48,986,858	$4,343,395	$—	$(923,294)	$52,406,959	$88,998,199	$141,021,472	$(5,754,258)	$17,494,971	$241,760,384

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A*	Class C*	Class D*	Class I*	Class DS	Class DT**

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0724	$1.0698	$1.0750	$1.0789	$1.2665	$1.0000

Net realized and net change in unrealized trading profit(loss)	0.0937	0.0933	0.0942	0.0943	0.1109	0.1258
Brokerage commissions	(0.0010)	(0.0010)	(0.0010)	(0.0010)	(0.0012)	(0.0008)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0374)	(0.0399)	(0.0335)	(0.0365)	(0.0394)	(0.0290)

Net asset value, end of period	$1.1277	$1.1222	$1.1347	$1.1357	$1.3368	$1.0960

Total Return: (a) (b)

Total return before Performance fees	7.74%	7.47%	8.14%	7.85%	8.14%	12.34%
Performance fees	-2.56%	-2.56%	-2.56%	-2.56%	-2.56%	-2.60%
Total return after Performance fees	5.18%	4.91%	5.58%	5.29%	5.58%	9.74%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.20%
Performance fees	2.51%	2.51%	2.51%	2.51%	2.51%	2.55%
Expenses (including Performance fees)	3.46%	3.71%	3.08%	3.36%	3.08%	2.75%

Net investment income (loss)	-3.47%	-3.72%	-3.10%	-3.37%	-3.08%	-2.75%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

*Units issued on August 1, 2009.

**Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Class DS

Per Unit Operating Performance:

Net asset value, beginning of year	$1.2227

Net realized and net change in unrealized trading profit	(0.0142)
Brokerage commissions	(0.0007)
Interest income	0.0002
Expenses	(0.0071)

Net asset value, end of year	$1.2009

Total Return: (a) (b)

Total return before Performance fees	-1.79%
Performance fees	0.00%
Total return after Performance fees	-1.79%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.58%
Performance fees	0.00%
Expenses (including Performance fees)	0.58%

Net investment income (loss)	0.57%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

*Units issued on August 1, 2009.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2010 and the results of its operations for the three months ended March 31, 2010 and 2009. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

The Fund offers five Classes of Units:  Class A, Class C, Class D, Class DS and Class I.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit (see Note 4).  The five Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	55	$15,331	0.01%	(435)	$556,733	0.23%	$572,064	0.24%	May 2010 - June 2011
Currencies	2,288,239,363	(127,086)	-0.05%	(1,249,254,562)	(38,261)	-0.02%	(165,347)	-0.07%	March 2011
Energy	1,428	4,114,666	1.70%	(130)	784,900	0.32%	4,899,566	2.02%	April 2010 - July 2010
Interest rates	13,688	4,067,358	1.68%	(4)	(353)	0.00%	4,067,005	1.68%	June 2010 - March 2012
Metals	300	1,906,432	0.79%	(143)	(1,421,936)	-0.59%	484,496	0.20%	April 2010 - July 2010
Stock indices	3,170	2,465,611	1.02%	—	—	0.00%	2,465,611	1.02%	April 2010 - June 2010

Total		$12,442,312	5.15%		$(118,917)	-0.06%	$12,323,395	5.09%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	37	$18,635	0.02%	(44)	$(17,718)	-0.02%	$917	0.00%	March 10
Currencies	47,800,234	(66,336)	-0.07%	(42,482,119)	(240,350)	-0.27%	(306,686)	-0.34%	March 10
Energy	379	481,139	0.54%	—	—	0.00%	481,139	0.54%	January 10 - April 10
Interest rates	3,437	(2,232,094)	-2.51%	—	—	0.00%	(2,232,094)	-2.51%	March 10 - December 10
Metals	89	73,051	0.08%	(24)	(163,255)	-0.18%	(90,204)	-0.10%	January 10 - March 10
Stock indices	1,249	1,261,228	1.42%	—		0.00%	1,261,228	1.42%	January 10 - March 10

Total		$(464,377)	-0.52%		$(421,323)	-0.47%	$(885,700)	-0.99%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of March 31, 2010 and December 31, 2009.

3. FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in Equity in commodity futures trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

The fair value measurement guidance established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the Fair Value Measurement. MLAI’s assessment of the significance of a particular input to the Fair Value Measurement in its entirety requires judgment, and considers factors specific to the investment.

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Fund has determined that Level I securities would include all of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$12,569,398	$(80,656)	$12,488,742
Forwards	(127,086)	(38,261)	$(165,347)
Total	$12,442,312	$(118,917)	$12,323,395

December 31, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$(398,041)	$(180,973)	$(579,014)
Forwards	(66,336)	(240,350)	(306,686)
Total	$(464,377)	$(421,323)	$(885,700)

The Fund’s volume of trading forwards and futures as of the quarter and year ended March 31, 2010 and December 31, 2009, respectively are representative of the activity throughout these periods.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of March 31, 2010 and December 31, 2009:

Net unrealized
profit (loss)
on open contracts	Total	Level I	Level II	Level III

March 31, 2010	$12,323,395	$12,380,532	$(57,137)	$—
December 31, 2009	$(885,700)	$(686,831)	$(198,869)	$—

There were no significant transfers to or from Level I or II during the quarter ended March 31, 2010.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the guidance for accounting for derivative and hedging activities. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations respectively. There are no credit related contingent features embedded in these derivative contracts.

The following table indicates the trading gains and losses, by commodity industry sector. On derivative instruments for each of the three month periods ended March 31, 2010 and 2009:

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$72,679	$(92,328)
Currencies	2,217,068	(928,818)
Energy	3,279,255	(568,504)
Interest rates	11,121,902	671,193
Metals	(240,760)	(173,592)
Stock indices	8,191,217	493,592

Total	$24,641,361	$(598,457)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.   NET ASSET VALUE PER UNIT

The Net Asset Value per Unit of the different Classes at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010
Net Asset Value per Unit
Class A	$1.1277
Class C	1.1222
Class D	1.1347
Class I	1.1357
Class DS	1.3368
Class DT	1.0960

December 31, 2009
Net Asset Value per Unit
Class A	$1.0724
Class C	1.0698
Class D	1.0750
Class I	1.0789
Class DS	1.2665

5.  MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of BlueCrest, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge BlueCrest to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures consist of the ongoing process of advisor monitoring, with the market risk controls being applied by BlueCrest.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an update to the fair value measurements disclosure. Pursuant to this update, additional disclosures in the financial statements relating to transfers in and out of Levels 1 and 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in Level 3 roll forward, will be required. In addition, this update provides clarifications on i) the level of aggregation of classes of assets and liabilities disclosed in the fair value measurement disclosures and ii) disclosures relating to the inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 roll forward which are effective for fiscal years beginning after December 15, 2010. This update further enhances the fair value disclosures and the Sponsor has determined that the adoption of this update on January 1, 2010 did not have a material impact to the Fund’s financial statements.

7. SUBSEQUENT EVENTS

BlueCrest recently notified MLAI that it would close the underlying trading strategy of BlueTrend to new investments due to capacity constraints on the strategy.  BlueCrest is taking this action in order to help protect the future performance of the BlueTrend trading strategy from over-investment.  Based on BlueCrest’s decision, MLAI closed BlueTrend to new investments as of April 1, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the period is a useful performance measure for the investors of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes as discussed in Note 4 to the financial statements.

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund.  MLAI is authorized to make all net asset value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2009	n/a	n/a	n/a
2010	$1.0328	$1.0669	$1.1277

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2009	n/a	n/a	n/a
2010	$1.0294	$1.0625	$1.1222

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2009	n/a	n/a	n/a
2010	$1.0366	$1.0722	$1.1347

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2009	n/a	n/a	n/a
2010	$1.0394	$1.0741	$1.1357

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2009	$1.2096	$1.2138	$1.2009
2010	$1.2212	$1.2631	$1.3368

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2009	n/a	n/a	n/a
2010	n/a	$1.0350	$1.0960

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Fund capital increased 171.65% from $88,998,199 to $241,760,384.  This increase was attributable to the net gain from operations of $17,494,971, coupled with the redemption of 4,998,209 Redeemable Units resulting in an outflow of $5,754,258.  The cash outflow was offset with cash inflow of $141,021,472 due to subscription of 128,500,291 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations and Statements of Changes in Members’ Capital.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost which approximated fair value (Level II see Note 3).  Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on our fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations and Statements of Changes in Members’ Capital.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations and Statements of Changes in Members’ Capital.

Interest Rates and Income

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as the Member is individually responsible for reporting income or loss based on such Member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States — 2008.

Results of Operations

January 1, 2010  to March 31, 2010

The Fund experienced a net trading profit before brokerage commissions and related fees of $24,641,361 in the first quarter of 2010.  Profits were primarily attributable to the interest rates, stock indices, energy, currencies and agriculture sectors posting gains and the metals sector posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Fixed income benefitted from the risk off theme and fears that the pace of the global recovery may not be as fast as previously thought. Short interest rates were the first to react with the three major strips all printing contract highs. As the month and equity weakness progressed, the rally further out the curve gathered momentum culminating in U.S. Ten Year Treasury Note trading at a one and a half month high on the final day of January. Profits continued to be posted to the Fund in the middle of the quarter. Of the Fixed Income block, the highlight contributors were the program’s long positions in the short rate contracts (Euribor, Eurodollar and Short Sterling). The underperformance in the Bonds sector was predominantly due to exposure to the U.S. Ten Year Treasury Note and long positions in U.S. bonds where stronger than expected resulting in losses being posted to the Fund at the end of the quarter.

The stock indices posted profits to the Fund. Losses were posted to the Fund due to continued rumors of the Chinese tightening lending and comments from the Obama administration about risks and banking practices. The S&P500 Index fell to trade at a two and a half month low while Eurostoxx and the Nikkei also fell in January. Losses were posted to the Fund in the middle of the quarter as equities continued to post losses. Equity strength was sustained through the month of March as the S&P500 broke key upper resistance levels amid more upbeat language from the Federal Open Market Committee, stating on March 16th that the labor market is “stabilizing”. The quarter ended with profits being posted to the Fund.

The energy sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Energies started the month of January strongly with pent up demand spilling over from the holiday period. However, the rally in energies that began in the second half of December started to look increasingly out of step with fundamentals, West Texas Intermediate crude oil ended January down from the previous month. Profits were posted to the Fund in the middle through the end of the quarter. Risk levels in the program remain above average with the margin to equity ratio increasing concordant with an expanding opportunity set. With a significant component of the portfolio’s VaR in energies, the volatile path of oil as it approached year-to-date highs has been responsible for this risk.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Trend went into the month long high beta currencies. Despite the Fund largely reducing its long positions in the New Zealand dollar versus the U.S. dollar, the pair still ended the month of January posting losses to the Fund. The Fund held short conviction in the euro and the British pound as the region suffered with the Greek sovereign debt situation aggravating an already bleak economic outlook resulting in profits being posted to the Fund. The focus of broad macroeconomic concern remains the consequences of a cross the curve and the consequences of a strong U.S. dollar on commodities positioning and the market reversal triggered by monetary policy “exit strategy”.  The quarter ended with profits being posted to the Fund.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the fall in corn after a very bearish United States Department of Agriculture report and extended a short bias across all agricultural products as South American production continued to put pressure on U.S. crops. Losses were posted to the Fund in the middle of the quarter due to volatility in global markets. The commodity markets experienced a variety of different trends with cattle prices increasing while the grain markets weakened. Through this mixture of trends and their diversifying character, the agriculture sector posted profits to the Fund at the end of the quarter.

January 1, 2009 to March 31, 2009

The Fund experienced a net trading loss before brokerage commissions and related fees from January 1, 2009 to March 31, 2009 of $598,456.  Profits were primarily attributable to the Fund’s interest rates and stock indices and losses were attributable to agriculture, metals, energy and currencies sectors.

The Fund posted an overall loss in January 2009.  The Fund’s fixed income related positions were the major detractor from performance as bond yields rose against the Fund’s long positions.  The Fund’s currency positions posted overall gains due to the Fund’s long U.S. dollar positions versus the British pound and the Australian dollar.  The commodities and equities sectors contributed marginally to the Fund’s return for the month.

The Fund posted an overall loss in February 2009.  During this month, equity-index related positions were the best performing sector for the Fund.  While the Fund’s total equity exposure was a small net short position, the recent fall in equity markets was large enough to produce some small gains for the Fund.  All other sectors posted losses for the Fund.  The Fund had been concentrating its exposure in the last three months in fixed income as the Fund’s overall long exposure produced mixed results with overall losses to the Fund.  The Fund’s currency sector positions also posted losses, primarily due to the Fund’s long positions in the Euro and short positions in the Australian dollar.

In March 2009, the Fund posted an overall loss.  The Fund had long fixed-income related positions going into March and the choppiness in the markets did not change its positioning significantly.  With yields ending the month lower across the board, the Fund was able to generate strong profits in fixed income, which were not enough to offset losses from the Fund’s positions in currencies and short position in commodities.  The Fund’s biggest losses came from its currency positions.  The Fund was correctly positioned with respect to long positions in the Euro and short positions in the British pound, however the Fund was incorrectly positioned with respect to short positions in the Australian dollar, which experienced the largest price movement over the period.  The Fund’s commodity short positions posted losses as most commodities ended the month higher.

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Fund, under the direction of BlueCrest, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s risk exposure in the various market sectors traded by BlueCrest is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the three months ended March 31, 2010 and 2009 the Fund’s average Month-end Net Asset Value for all other purposes was $161,110,638 and $44,805,928, respectively.

March 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	1,065,501	0.66%	1,471,254	510,321
Currencies	307,968	0.19%	425,245	147,501
Energy	9,125,712	5.66%	12,600,870	4,370,752
Interest Rates	7,575,021	4.70%	10,459,661	3,628,050
Metals	902,401	0.56%	1,246,043	432,204
Stock Indices	4,592,337	2.85%	6,341,142	2,199,496
Total	23,568,940	14.62%	32,544,215	11,288,324

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$11,859	0.02%	$35,578	$7,253
Energy	7,406	0.01%	22,219	4,902
Interest Rates	3,316,792	6.52%	9,950,376	3,211,335
Metals	6,031	0.01%	18,092	4,048
Stock Indices	36,509	0.07%	109,526	25,728
Currencies	12,187	0.02%	36,562	5,450

TOTAL	$3,390,784	6.67%	$10,172,353	$3,258,717

Material Limitations on Value at Risk as an Assessment of Market Risk

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

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S or BlackRock. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Bluetrend for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of March 31, 2010, by market sector.

Interest Rates

Interest rate risk is the principal market exposure of the Fund.  Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the

Fund also takes positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies

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

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2010. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2010.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4T. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of the quarterly report, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$611,375	570,100	$1.0724
Feb-10	446,318	432,144	1.0328
Mar-10	433,867	406,661	1.0669
Apr-10	1,617,510	1,434,344	1.1277

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$2,800,138	2,617,441	$1.0698
Feb-10	2,434,944	2,365,401	1.0294
Mar-10	4,958,659	4,666,973	1.0625
Apr-10	4,956,775	4,417,016	1.1222

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.0750
Feb-10	482,139	465,116	1.0366
Mar-10	1,699,999	1,585,524	1.0722
Apr-10	—	—	1.1347

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,026,564	951,491	$1.0789
Feb-10	1,575,618	1,515,892	1.0394
Mar-10	1,172,493	1,091,605	1.0741
Apr-10	442,420	389,557	1.1357

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,383,609	1,092,467	$1.2665
Feb-10	62,143,584	50,887,311	1.2212
Mar-10	—	—	1.2631
Apr-10	—	—	1.3368

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$—
Feb-10	59,852,165	59,852,165	1.0000
Mar-10	—	—	1.0350
Apr-10	—	—	1.0960

(1) Beginning of the month Net Asset Value

(b)         None.

(c)          None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   (Removed and Reserved)

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02          Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2010

	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)