Form 10-Q
period 2010-06-30
ML BlueTrend FuturesAccess LLC
filed 2010-08-13
CIK 1471270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Four World Financial Center, 10th Floor

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

As of June 30, 2010, 202,778,120 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31 ,
	2010	2009
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $22,404,861 for 2010 and $11,700,317 for 2009)	$239,238,008	$90,971,917
Net unrealized profit on open futures contracts	6,716,976	728,405
Net unrealized profit on open forwards contracts	1,305,335	127,770
Cash and cash equivalents	191,253	76,198
Other assets	6,838	6,080

TOTAL ASSETS	$247,458,410	$91,910,370

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$9,993	$27,169
Sponsor and Advisory fees payable	3,030,870	1,017,438
Redemptions payable	922,333	33,400
Net unrealized loss on open futures contracts	3,140,097	1,307,418
Net unrealized loss on open forwards contracts	2,436,271	434,457
Other liabilities	70,600	92,289

Total liabilities	9,610,164	2,912,171

MEMBERS’ CAPITAL:
Members’ Interest (202,778,120 Units and 72,246,182 Units outstanding; unlimited Units authorized)	237,848,246	88,998,199
Total members’ capital	237,848,246	88,998,199

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$247,458,410	$91,910,370

NET ASSET VALUE PER UNIT:

Class A	$1.0787	$1.0724
Class C	$1.0707	$1.0698
Class D	$1.0895	$1.0750
Class I	$1.0874	$1.0789
Class DS	$1.2835	$1.2665
Class DT	$1.0543	$—

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
TRADING PROFIT (LOSS):

Realized, net	$(1,808,394)	$(3,195,057)	$9,623,872	$(2,472,514)
Change in unrealized, net	(9,877,452)	1,532,229	3,331,643	211,229
Brokerage commissions	(170,321)	(47,664)	(367,172)	(79,461)

Total trading profit (loss)	(11,856,167)	(1,710,492)	12,588,343	(2,340,746)

INVESTMENT INCOME:
Interest	(1,003)	970	(1,435)	7,507

EXPENSES:
Management fee	1,090,219	268,337	1,932,725	526,017
Sponsor fee	206,232	—	341,742	—
Performance fee	(3,266,425)	—	2,610,546	—
Other	119,313	49,031	213,433	90,928
Total expenses	(1,850,661)	317,368	5,098,446	616,945

NET INVESTMENT LOSS	1,849,658	(316,398)	(5,099,881)	(609,438)

NET INCOME (LOSS)	$(10,006,509)	$(2,026,890)	$7,488,462	$(2,950,184)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	4,353,327	—	3,428,577	—
Class C*	23,568,403	—	19,521,899	—
Class D*	12,285,319	—	11,679,292	—
Class I*	8,548,940	—	7,744,983	—
Class DS**	98,720,127	9,759,506	90,697,586	44,375,324
Class DT***	56,388,846	—	57,459,390	—

Net income (loss) per weighted average Unit
Class A*	$(0.0490)	$—	$(0.0095)	$—
Class C*	$(0.0512)	$—	$(0.0032)	$—
Class D*	$(0.0452)	$—	$0.0171	$—
Class I*	$(0.0483)	$—	$0.0149	$—
Class DS**	$(0.0531)	$(0.2965)	$0.0440	$(0.0665)
Class DT***	$(0.0421)		$0.0570	$—

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited) (in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital June 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital June 30, 2010
Class A*	—	—	—	—	1,510,078	2,843,249	—	4,353,327
Class C*	—	—	—	—	9,725,362	14,066,831	(474,368)	23,317,825
Class D*	—	—	—	—	10,234,679	2,050,640	—	12,285,319
Class I*	—	—	—	—	4,622,411	3,948,545	(22,016)	8,548,940
Class DS**	40,064,174	7,348,919	(812,573)	46,600,520	48,153,652	53,563,465	(2,003,187)	99,713,930
Class DT***	—	—	—	—	—	59,852,165	(5,293,386)	54,558,779

Total Members’ Units	40,064,174	7,348,919	(812,573)	46,600,520	74,246,182	136,324,895	(7,792,957)	202,778,120

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2010
Class A*	$—	$—	$—	$—	$—	$1,619,480	$3,109,070	$—	$(32,581)	$4,695,969
Class C*	—	—	—	—	—	10,404,329	15,150,516	(525,529)	(62,801)	24,966,515
Class D*	—	—	—	—	—	11,002,450	2,182,138	—	199,921	13,384,509
Class I*	—	—	—	—	—	4,987,007	4,217,095	(23,647)	115,631	9,296,086
Class DS**	48,986,858	8,708,225	(2,947,850)	(958,128)	53,789,105	60,984,933	65,571,617	(2,568,206)	3,992,967	127,981,311
Class DT***	—	—	—	—	—	—	59,852,165	(5,603,634)	3,275,325	57,523,856

Total Members’ Capital	$48,986,858	$8,708,225	$(2,947,850)	$(958,128)	$53,789,105	$88,998,199	$150,082,601	$(8,721,016)	$7,488,462	$237,848,246

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A*	Class C*	Class D*	Class I*	Class DS	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1277	$1.1222	$1.1347	$1.1357	$1.3368	$1.0960

Net realized and net change in unrealized trading profit(loss)	(0.0529)	(0.0525)	(0.0533)	(0.0533)	(0.0628)	(0.0516)
Brokerage commissions	(0.0008)	(0.0008)	(0.0008)	(0.0008)	(0.0009)	(0.0008)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	0.0047	0.0018	0.0089	0.0058	0.0104	0.0107

Net asset value, end of period	$1.0787	$1.0707	$1.0895	$1.0874	$1.2835	$1.0543

Total Return: (a) (b)

Total return before Performance fees	-5.76%	-6.00%	-5.41%	-5.67%	-5.41%	-5.16%
Performance fees	1.24%	1.24%	1.24%	1.24%	1.24%	1.18%
Total return after Performance fees	-4.52%	-4.76%	-4.17%	-4.43%	-4.17%	-3.98%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.93%	1.18%	0.55%	0.83%	0.55%	0.30%
Performance fees	-1.36%	-1.36%	-1.36%	-1.36%	-1.36%	-1.29%
Expenses (including Performance fees)	-0.43%	-0.18%	-0.81%	-0.53%	-0.81%	-0.99%

Net investment income (loss)	0.43%	0.18%	0.80%	0.53%	0.80%	0.99%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

*Units issued on August 1, 2009.

**Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A*	Class C*	Class D*	Class I*	Class DS	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0724	$1.0698	$1.0750	$1.0789	$1.2665	$1.0000

Net realized and net change in unrealized trading profit(loss)	0.0408	0.0407	0.0408	0.0410	0.0481	0.0742
Brokerage commissions	(0.0018)	(0.0018)	(0.0018)	(0.0018)	(0.0021)	(0.0016)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0327)	(0.0380)	(0.0245)	(0.0307)	(0.0290)	(0.0183)

Net asset value, end of period	$1.0787	$1.0707	$1.0895	$1.0874	$1.2835	$1.0543

Total Return: (a) (b)

Total return before Performance fees	1.53%	1.03%	2.30%	1.74%	2.30%	6.54%
Performance fees	-1.35%	-1.35%	-1.35%	-1.35%	-1.35%	-1.46%
Total return after Performance fees	0.18%	-0.32%	0.95%	0.39%	0.95%	5.08%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.88%	2.38%	1.13%	1.68%	1.13%	0.50%
Performance fees	1.15%	1.15%	1.15%	1.15%	1.15%	1.26%
Expenses (including Performance fees)	3.03%	3.53%	2.28%	2.83%	2.28%	1.76%

Net investment income (loss)	-3.03%	-3.53%	-2.28%	-2.83%	-2.28%	-1.76%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

*Units issued on August 1, 2009.

**Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Class DS
Per Unit Operating Performance:

Net asset value, beginning of year	$1.2009

Net realized and net change in unrealized trading profit	(0.0388)
Brokerage commissions	(0.0010)
Interest income	0.0000
Expenses	(0.0068)

Net asset value, end of year	$1.1543

Total Return: (a) (b)

Total return before Performance fees	-3.89%
Performance fees	0.00%
Total return after Performance fees	-3.89%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.58%
Performance fees	0.00%
Expenses (including Performance fees)	0.58%

Net investment income (loss)	0.58%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Class DS
Per Unit Operating Performance:

Net asset value, beginning of year	$1.2227

Net realized and net change in unrealized trading profit	(0.0531)
Brokerage commissions	(0.0018)
Interest income	0.0002
Expenses	(0.0137)

Net asset value, end of year	$1.1543

Total Return: (a) (b)

Total return before Performance fees	-5.60%
Performance fees	0.00%
Total return after Performance fees	-5.60%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.16%
Performance fees	0.00%
Expenses (including Performance fees)	1.16%

Net investment income (loss)	1.15%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML BlueTrend FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. BlueCrest Capital Management L.P. (“BlueCrest” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

The Fund offers five Classes of Units:  Class A, Class C, Class D, Class DS and Class I.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The five Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2010 and the results of its operations for the three and six months ended June 30, 2010 and 2009. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. Certain prior year items have been reclassified to conform to the current year presentation.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2010 and December 31, 2009 are as follows:

June 30, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	66	$(30,405)	-0.01%	(472)	$89,289	0.04%	$58,884	0.03%	September 2010 - December 2010
Currencies	1,609,172,031	1,305,335	0.55%	(573,951,304)	(2,436,271)	-1.02%	(1,130,936)	-0.47%	March 2011
Energy	786	(2,097,952)	-0.88%	—	—	0.00%	(2,097,952)	-0.88%	July 2010 - October 2010
Interest rates	11,935	9,120,175	3.83%	—	—	0.00%	9,120,175	3.83%	September 2010 - June 2012
Metals	243	(1,395,242)	-0.59%	(231)	954,822	0.40%	(440,420)	-0.19%	July 2010 - September 2010
Stock indices	1,377	(3,336,573)	-1.40%	(125)	272,765	0.11%	(3,063,808)	-1.29%	July 2010 - September 2010

Total		$3,565,338	1.50%		$(1,119,395)	-0.47%	$2,445,943	1.03%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	37	$18,635	0.02%	(44)	$(17,718)	-0.02%	$917	0.00%	March 10
Currencies	47,800,234	(66,336)	-0.07%	(42,482,119)	(240,350)	-0.27%	(306,686)	-0.34%	March 10
Energy	379	481,139	0.54%	—	—	0.00%	481,139	0.54%	January 10 - April 10
Interest rates	3,437	(2,232,094)	-2.51%	—	—	0.00%	(2,232,094)	-2.51%	March 10 - December 10
Metals	89	73,051	0.08%	(24)	(163,255)	-0.18%	(90,204)	-0.10%	January 10 - March 10
Stock indices	1,249	1,261,228	1.42%	—		0.00%	1,261,228	1.42%	January 10 - March 10

Total		$(464,377)	-0.52%		$(421,323)	-0.47%	$(885,700)	-0.99%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Members’ Capital as of June 30, 2010 and December 31, 2009.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2010 and December 31, 2009 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,260,003	3,910,755	(1,650,752)	—
Short	$1,316,876	399,592	917,284	—
	$3,576,879	$4,310,347	$(733,468)	$—

Forwards
Long	$1,305,335	—	1,305,335	—
Short	$(2,436,271)	—	(2,436,271)	—
	$(1,130,936)	$—	$(1,130,936)	$—

June 30, 2010	$2,445,943	$4,310,347	$(1,864,404)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(398,041)	(669,113)	271,072	—
Short	$(180,972)	(17,717)	(163,255)	—
	$(579,013)	$(686,830)	$107,817	$—

Forwards
Long	$(66,336)	—	(66,336)	—
Short	$(240,351)	—	(240,351)	—
	$(306,687)	$—	$(306,687)	$—

December 31, 2009	$(885,700)	$(686,830)	$(198,870)	$—

The Fund’s volume of trading forwards and futures as of the period and year ended June 30, 2010 and December 31, 2009, respectively, are representative of the activity throughout these periods.

There were no significant transfers to or from Level I or II during the quarter and period ended June 30, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and six month periods ended June 30, 2010 and 2009:

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(733,371)	$(660,691)
Currencies	(1,649,543)	567,525
Energy	(14,927,637)	(11,648,381)
Interest rates	23,797,914	34,919,814
Metals	(416,072)	(656,830)
Stock indices	(17,757,137)	(9,565,922)

Total	$(11,685,846)	$12,955,515

	For the three months ended	For the six months ended
	June 30, 2009	June 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$222,689	$130,361
Currencies	(751,201)	(1,680,019)
Energy	1,084,011	515,507
Interest rates	(2,067,806)	(1,396,613)
Metals	(305,208)	(478,800)
Stock indices	154,687	648,279

Total	$(1,662,828)	$(2,261,285)

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

5.               RECENT ACCOUNTING PRONOUNCEMENTS

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

6.               SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the period is a useful performance measure for the investors of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2009	n/a	n/a	n/a	n/a	n/a	n/a
2010	$1.0328	$1.0669	$1.1277	$1.1575	$1.0771	$1.0787

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2009	n/a	n/a	n/a	n/a	n/a	n/a
2010	$1.0294	$1.0625	$1.1222	$1.1508	$1.0700	$1.0707

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2009	n/a	n/a	n/a	n/a	n/a	n/a
2010	$1.0366	$1.0722	$1.1347	$1.1661	$1.0864	$1.0895

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2009	n/a	n/a	n/a	n/a	n/a	n/a
2010	$1.0394	$1.0741	$1.1357	$1.1660	$1.0854	$1.0874

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June
2009	$1.2096	$1.2138	$1.2009	$1.1446	$1.1820	$1.1543
2010	$1.2212	$1.2631	$1.3368	$1.3738	$1.2799	$1.2835

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2009	n/a	n/a	n/a	n/a	n/a	n/a
2010	n/a	$1.0350	$1.0960	$1.1271	$1.0508	$1.0543

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, Fund capital increased 167.25% from $88,998,199 to $237,848,246.  This increase was attributable to the net gain from operations of $7,488,462, coupled with the redemption of 7,792,957 Redeemable Units resulting in an outflow of $8,721,016.  The cash outflow was offset with cash inflow of $150,082,601 due to subscription of 136,324,895 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

January 1, 2010 to March 31, 2010

The Fund experienced a net trading profit before brokerage commissions and related fees of $24,641,361 in the first quarter of 2010.  Profits were primarily attributable to the interest rates, stock indices, energy, currencies and agriculture sectors posting gains. The metals sector posted losses.

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

The stock indices posted profits to the Fund. Losses were initially posted to the Fund due to continued rumors of the Chinese tightening lending and comments from the Obama administration about risks and banking practices. The S&P500 Index fell to trade at a two and a half month low while Eurostoxx and the Nikkei also fell in January. Losses were posted to the Fund in the middle of the quarter as equities continued to post losses. Equity strength was sustained through the month of March as the S&P500 broke key upper resistance levels amid more upbeat language from the Federal Open Market Committee, stating on March 16th that the labor market is “stabilizing”. The quarter ended with profits being posted to the Fund.

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

April 1, 2010 to June 30, 2010

The Fund experienced a net trading loss of $11,685,846 before brokerage commissions and related fees in the second quarter of 2010. The Fund’s profits were primarily attributable to the interest rate sector posting profits. The agriculture, stock indices, metals, currency and energy sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as the burgeoning European debt crisis increased demand for fixed income in all parts of the curve. Profits were also posted to the Fund as a bid for ex-region debt also accrued profit from the Japanese Government bond positions. The trading program’s short positions also posted profits to the Fund due to a flattening of the Euribor curve. Profits continued to be posted to the Fund in the middle of the quarter due to the trading program’s stable bid in the bonds sector. Sovereign debt issues in Europe focused market sentiment into a wave of risk aversion which saw the Chicago Board Options Exchange Volatility Index spike to a 13 month high on May 5th.   Profits continued to be posted to the Fund due to the trading program’s fixed income allocation yielding positive returns in the bonds sectors and short positions in interest rates. Profits were posted to the Fund at the end of the quarter as sovereign debt fears in Europe added to persistent volatility as governments began to consolidate fiscal policies, with the G20 talks doing little to coordinate strategy.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning and end of the quarter due to volatility in global markets. Profits were posted to the Fund in the middle of the quarter as grains continued its slide from the previous month.

The stock indices posted losses to the Fund. Losses were posted to the Fund throughout the quarter. Losses were posted to the Fund at the beginning of the quarter with the losses hedged in part by the trading programs bid in the short end of the fixed income curve. Losses continued to be posted to the Fund in the middle of the quarter as returns had been adversely affected by a period of high volatility as global macroeconomic uncertainty dominated the financial markets. In addition, the “flash-crash” event of May 6th added further to market volatility as the S&P500 dropped significantly in one session. The Dow Jones Industrial Average and the Dow Jones Eurostoxx dropped over the month of May due to considerable volatility causing losses in the equities sector. Losses were posted to the Fund at the end of the quarter as macroeconomic data through June was generally weak due to a bearish non farm payroll figure on June 4th setting the tone for the month of June. Equities were equally range bound, with the Dow Jones Eurostoxx trading up and ending the month down which adversely affected the trading program’s predominantly long exposure to equity indices.

The metals sector posted overall losses to the Fund throughout the quarter due to volatility in global markets.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter amidst considerable macroeconomic instability. Losses were posted to the Fund in the middle of the quarter as the euro was heavily sold against the U.S. dollar as market participants reduced exposure to the PIGS crisis (Portugal, Ireland, Greece and Spain).  Losses continued to be posted to the Fund at the end of the quarter due to the effect of a sharp market reversal caused by abrupt shifts in monetary policy and the effect of a stronger U.S. dollar on the trading program’s long positioning in dollar denominated risky assets.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as bullish non-farm-payroll data sent oil to an18 month high and the West Texas Intermediate crude oil at more than $87 per barrel. Losses were posted to the Fund in the middle of the quarter due to the West Texas Intermediate crude oil dropping to $22 per barrel through to May 25th and all other energies were similarly affected, causing a drop in the energies sector.  Losses were posted to the Fund at the end of the quarter as risk levels steadily increased through the month of June most notably in the Energies sector.  West Texas Intermediate crude oil traded within a $10 range as the BP oil spill and Hurricane Alex sparked rallies to retest the $80 per barrel level but ultimately ended the month where it began, around $76 per barrel and other energies followed a similar path, culminating in a loss in this sector.

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

April 1, 2009 to June 30, 2009

The Fund posted an overall loss from April 1, 2009 through June 30, 2009.

The Fund posted an overall loss in April 2009.  The Fund’s losses in equity indices, currencies and commodities were muted due to the reduction of its positions in these sectors.  Fixed income was the worst performing sector, followed by currencies.  Having begun the month on a slightly bearish tone, the commodity markets were volatile as the change in economic sentiment took effect.  Despite higher than expected U.S. oil inventory numbers, energies were generally buoyed by the improved outlook, the volatility in the markets led to a reduction in the Fund’s exposure, resulting in losses for the Fund.  The Fund posted losses in the metals and agricultural markets due to their volatility.

The Fund posted a profit in May 2009.  The Fund posted profits in all sectors with the exception of currencies.  Investors became increasingly convinced that the worst of the crisis was behind them and the Fund was well positioned as equities moved higher, energies rose and short rates rallied.  The U.S. dollar was sold off as investors sold their ‘safe’ U.S. assets and chased yield.  The Fund posted profits from long positions in the New Zealand dollar versus the U.S. dollar and short positions in the U.S. dollar versus the South African rand. However, these positions could not offset the losses from the Fund’s short positions in the British pound and Swedish krona.  The improvement in sentiment and the weak United States dollar pushed energies higher as oil traded up to $66 per barrel, a level not seen since the beginning of November 2008.  The Fund posted profits in the metals sector due to its long positions in gold and silver.  The Fund also posted profits in the agricultural sector due to a rally in soymeal and soybeans.

The Fund posted an overall loss in June 2009.  Short term rates suffered a sharp reversal during the first week of June and the U.S. dollar had a similar reversal, gaining against most currencies.  Then, mid-month, the up trends in equities and commodities reversed, as sentiment became risk averse again, resulting in losses for the Fund.  Declines in non-farm payrolls caused relentless liquidation of long positions in the rates markets, erasing virtually all of the market’s 2009 gains in one session.  Bonds also suffered a sell off due to inflation fears.  The Fund posted profits in energies as oil traded above $73 a barrel to hit a seven month high, due to the improved growth prospects and a drawdown in Department of Energy inventory numbers.  The Fund posted profits in agricultural despite a 20% fall in corn.  The Fund posted losses in metals due to it not being positioned to benefit from the falls in precious metals, particularly the 13% slump in silver.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2010 and 2009 the Fund’s average Month-end Net Asset Value was $196,288,346 and $51,873,248 respectively.

June 30, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	808,600	0.41%	1,471,254	373,259
Currencies	673,017	0.34%	1,461,915	147,501
Energy	8,324,230	4.24%	12,600,870	4,370,752
Interest Rates	6,503,740	3.31%	10,459,661	3,628,050
Metals	948,371	0.48%	1,400,337	432,204
Stock Indices	5,268,396	2.68%	8,371,615	2,199,496
Total	22,526,354	11.46%	35,765,652	11,151,262

June 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$11,618	0.02%	$69,707	$2,789
Energy	16,048	0.03%	96,287	4,902
Interest Rates	3,500,233	6.75%	21,001,399	3,028,582
Metals	10,457	0.02%	62,739	4,048
Stock Indices	38,659	0.07%	231,956	9,804
Currencies	17,918	0.03%	107,507	2,177

TOTAL	$3,594,933	6.92%	$21,569,595	$3,052,302

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

The following were the primary trading risk exposures of the Fund as of June 30, 2010, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2010.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2010.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report based on this evaluation, has concluded that these disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934) are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting

PART II - OTHER INFORMATION

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$611,375	570,100	$1.0724
Feb-10	446,318	432,144	1.0328
Mar-10	433,867	406,661	1.0669
Apr-10	1,617,510	1,434,344	1.1277
May-10	—	—	1.1575
Jun-10	—	—	1.0771
Jul-10	—	—	1.0787

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-10	$2,800,138	2,617,441	$1.0698
Feb-10	2,434,944	2,365,401	1.0294
Mar-10	4,958,659	4,666,973	1.0625
Apr-10	4,956,775	4,417,016	1.1222
May-10	—	—	1.1508
Jun-10	—	—	1.0700
Jul-10	—	—	1.0707

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-10	$—	—	$1.0750
Feb-10	482,139	465,116	1.0366
Mar-10	1,699,999	1,585,524	1.0722
Apr-10	—	—	1.1347
May-10	—	—	1.1661
Jun-10	—	—	1.0864
Jul-10	—	—	1.0895

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,026,564	951,491	$1.0789
Feb-10	1,575,618	1,515,892	1.0394
Mar-10	1,172,493	1,091,605	1.0741
Apr-10	442,420	389,557	1.1357
May-10	—	—	1.1660
Jun-10	—	—	1.0854
Jul-10	—	—	1.0874

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,383,609	1,092,467	$1.2665
Feb-10	62,143,584	50,887,311	1.2212
Mar-10	—	—	1.2631
Apr-10	—	—	1.3368
May-10	255,479	185,965	1.3738
Jun-10	1,788,945	1,397,722	1.2799
Jul-10	922,332	718,607	1.2835

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$—
Feb-10	59,852,165	59,852,165	1.0000
Mar-10	—	—	1.0350
Apr-10	—	—	1.0960
May-10	—	—	1.1271
Jun-10	—	—	1.0508
Jul-10	—	—	1.0543

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

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: August 13, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 13, 2010
	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)