Form 10-Q
period 2010-09-30
ML BlueTrend FuturesAccess LLC
filed 2010-11-12
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, 199,870,465 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31 ,
	2010	2009
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $38,836,850 for 2010 and $11,700,317 for 2009)	$238,686,091	$90,971,917
Net unrealized profit on open futures contracts	14,939,578	728,405
Net unrealized profit on open forwards contracts	8,815,462	127,770
Cash and cash equivalents	178,631	76,198
Other assets	10,773	6,080

TOTAL ASSETS	$262,630,535	$91,910,370

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$16,365	$27,169
Sponsor and Advisory fees payable	6,093,359	1,017,438
Redemptions payable	1,716,797	33,400
Net unrealized loss on open futures contracts	1,128,760	1,307,418
Net unrealized loss on open forwards contracts	7,601,158	434,457
Other liabilities	125,829	92,289

Total liabilities	16,682,268	2,912,171

MEMBERS’ CAPITAL:
Members’ Interest (199,870,465 Units and 72,246,182 Units outstanding; unlimited Units authorized)	245,948,267	88,998,199
Total members’ capital	245,948,267	88,998,199

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$262,630,535	$91,910,370

NET ASSET VALUE PER UNIT:

Class A	$1.1152	$1.0724
Class C	$1.1041	$1.0698
Class D	$1.1306	$1.0750
Class I	$1.1253	$1.0789
Class DS	$1.3319	$1.2665
Class DT	$1.0962	$—

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine months	For the nine months
	months ended	months ended	ended	ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
TRADING PROFIT (LOSS):

Realized, net	$1,048,694	$3,678,705	$10,672,566	$1,206,191
Change in unrealized, net	12,579,179	1,805,466	15,910,822	2,016,695
Brokerage commissions	(254,073)	(67,171)	(621,245)	(146,632)

Total trading profit (loss)	13,373,800	5,417,000	25,962,143	3,076,254

INVESTMENT INCOME:
Interest	687	564	(748)	8,071

EXPENSES:
Management fee	1,104,940	311,511	3,037,665	837,528
Sponsor fee	201,499	12,353	543,241	12,353
Performance fee	3,031,767	518,713	5,642,313	518,713
Other	141,794	101,404	355,227	192,332
Total expenses	4,480,000	943,981	9,578,446	1,560,926

NET INVESTMENT LOSS	(4,479,313)	(943,417)	(9,579,194)	(1,552,855)

NET INCOME (LOSS)	$8,894,487	$4,473,583	$16,382,949	$1,523,399

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	4,353,327	—	3,736,827	45,858
Class C*	23,317,825	—	20,787,208	487,270
Class D*	12,285,319	—	11,881,301	250,253
Class I*	8,487,149	—	7,992,372	251,375
Class DS**	107,015,907	1,629,266	96,137,026	46,004,590
Class DT***	46,613,590	—	53,392,215	—

Net income (loss) per weighted average Unit
Class A*	$0.0365	$—	$0.0338	$0.3342
Class C*	$0.0334	$—	$0.0345	$0.3248
Class D*	$0.0411	$—	$0.0593	$0.3118
Class I*	$0.0373	$—	$0.0541	$0.3954
Class DS**	$0.0493	$0.0920	$0.0964	$0.0255
Class DT***	$0.0399		$0.0962	$—

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited) (in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital September 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital September 30, 2010

Class A*	—	269,401	—	269,401	1,510,078	2,843,249	—	4,353,327
Class C*	—	2,836,618	—	2,836,618	9,725,362	14,066,831	(563,384)	23,228,809
Class D*	—	1,126,139	—	1,126,139	10,234,679	2,050,640	—	12,285,319
Class I*	—	2,057,383	—	2,057,383	4,622,411	3,948,545	(217,008)	8,353,948
Class DS**	40,064,174	10,504,934	(1,452,368)	49,116,740	48,153,652	64,489,770	(2,668,473)	109,974,949
Class DT***	—	—	—	—	—	60,851,604	(19,177,491)	41,674,113

Total Members’ Units	40,064,174	16,794,475	(1,452,368)	55,406,281	74,246,182	148,250,639	(22,626,356)	199,870,465

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2010
Class A*	$—	$272,023	$—	$15,327	$287,351	$1,619,480	$3,109,070	$—	$126,239	$4,854,789
Class C*	—	2,862,245	—	158,260	3,020,505	10,404,329	15,150,516	(623,812)	717,026	25,648,059
Class D*	—	1,126,139	—	78,033	1,204,172	11,002,450	2,182,138	—	704,612	13,889,200
Class I*	—	2,096,468	—	99,397	2,195,866	4,987,007	4,217,095	(235,954)	432,536	9,400,684
Class DS**	48,986,858	12,367,513	(1,752,143)	1,174,713	60,776,941	60,984,933	79,646,568	(3,423,232)	9,265,054	146,473,323
Class DT***	—	—	—	—	—	—	60,908,672	(20,363,942)	5,137,482	45,682,212

Total Members’ Capital	$48,986,858	$18,724,389	$(1,752,143)	$1,525,730	$67,484,835	$88,998,199	$165,214,059	$(24,646,940)	$16,382,949	$245,948,267

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0787	$1.0707	$1.0895	$1.0874	$1.2835	$1.0543

Net realized and net change in unrealized trading profit(loss)	0.0614	0.0609	0.0622	0.0620	0.0733	0.0603
Brokerage commissions	(0.0011)	(0.0011)	(0.0012)	(0.0012)	(0.0014)	(0.0011)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0238)	(0.0264)	(0.0199)	(0.0229)	(0.0235)	(0.0173)

Net asset value, end of period	$1.1152	$1.1041	$1.1306	$1.1253	$1.3319	$1.0962

Total Return: (a) (b)

Total return before Performance fees	4.64%	4.38%	5.03%	4.74%	5.03%	5.30%
Performance fees	-1.26%	-1.26%	-1.26%	-1.26%	-1.26%	-1.32%
Total return after Performance fees	3.38%	3.12%	3.77%	3.48%	3.77%	3.98%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.31%
Performance fees	1.23%	1.23%	1.23%	1.23%	1.23%	1.30%
Expenses (including Performance fees)	2.18%	2.43%	1.80%	2.08%	1.80%	1.61%

Net investment income (loss)	-2.18%	-2.44%	-1.80%	-2.08%	-1.80%	-1.61%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

*Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0724	$1.0698	$1.0750	$1.0789	$1.2665	$1.0000

Net realized and net change in unrealized trading profit(loss)	0.1022	0.1016	0.1030	0.1030	0.1214	0.1345
Brokerage commissions	(0.0029)	(0.0029)	(0.0029)	(0.0029)	(0.0035)	(0.0027)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0565)	(0.0644)	(0.0445)	(0.0537)	(0.0525)	(0.0356)

Net asset value, end of period	$1.1152	$1.1041	$1.1306	$1.1253	$1.3319	$1.0962

Total Return: (a) (b)

Total return before Performance fees	6.24%	5.45%	7.44%	6.56%	7.44%	12.18%
Performance fees	-2.59%	-2.59%	-2.59%	-2.59%	-2.59%	-2.76%
Total return after Performance fees	3.65%	2.86%	4.85%	3.97%	4.85%	9.42%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	2.83%	3.58%	1.70%	2.53%	1.70%	0.82%
Performance fees	2.39%	2.39%	2.38%	2.38%	2.38%	2.55%
Expenses (including Performance fees)	5.22%	5.97%	4.08%	4.91%	4.08%	3.37%

Net investment income (loss)	-5.21%	-5.97%	-4.08%	-4.91%	-4.08%	-3.37%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

*Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS *
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0000	$1.0000	$1.0000	$1.0000	$1.1543

Realized and change in unrealized trading profit (loss)	0.0831	0.0831	0.0832	0.0831	0.1018
Brokerage commissions	(0.0008)	(0.0008)	(0.0008)	(0.0008)	(0.0013)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0158)	(0.0174)	(0.0130)	(0.0149)	(0.0174)

Net asset value, end of period	$1.0666	$1.0648	$1.0693	$1.0673	$1.2374

Total Return: (a) (b)

Total return before Performance fees	7.47%	7.29%	7.74%	7.54%	8.02%
Performance fees	-0.79%	-0.79%	-0.79%	-0.79%	-0.79%
Total return after Performance fees	6.68%	6.50%	6.95%	6.75%	7.23%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.74%	0.91%	0.48%	0.67%	0.68%
Performance fees	0.78%	0.78%	0.78%	0.78%	0.78%
Expenses (including Performance fees)	1.52%	1.69%	1.26%	1.45%	1.46%

Net investment income (loss)	-1.53%	-1.70%	-1.28%	-1.46%	-1.45%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

*Class DS and was previously known as Class D-SM.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS *
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0000	$1.0000	$1.0000	$1.0000	$1.2228

Realized and change in unrealized trading profit (loss)	0.0831	0.0831	0.0832	0.0831	0.0487
Brokerage commissions	(0.0008)	(0.0008)	(0.0008)	(0.0008)	(0.0031)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0002
Expenses	(0.0157)	(0.0175)	(0.0131)	(0.0150)	(0.0312)

Net asset value, end of period	$1.0666	$1.0648	$1.0693	$1.0673	$1.2374

Total Return: (a) (b)

Total return before Performance fees	7.47%	7.29%	7.74%	7.54%	1.97%
Performance fees	-0.79%	-0.79%	-0.79%	-0.79%	-0.79%
Total return after Performance fees	6.68%	6.50%	6.95%	6.75%	1.18%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.74%	0.91%	0.48%	0.67%	1.84%
Performance fees	0.78%	0.78%	0.78%	0.78%	0.78%
Expenses (including Performance fees)	1.52%	1.69%	1.26%	1.45%	2.62%

Net investment income (loss)	-1.53%	-1.70%	-1.28%	-1.46%	-2.60%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

*Class DS and was previously known as Class D-SM.

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

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

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

The Fund offers six Classes of Units:  Class A, Class C, Class D, Class DS, Class DT and Class I.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The six Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2010 and the results of its operations for the three and nine months ended September 30, 2010 and 2009. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. Certain prior period items have been reclassified to conform to the current period presentation.

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

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2010 and December 31, 2009 are as follows:

September 30, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	280	$574,672	0.23%	(3)	$(625)	0.00%	$574,047	0.23%	November 2010 - December 2010
Currencies	2,603,503,982	8,815,462	3.58%	(1,467,116,416)	(7,601,158)	-3.09%	1,214,304	0.49%	March 2011
Energy	1,046	3,941,171	1.60%	(167)	63,410	0.03%	4,004,581	1.63%	October 2010 - January 2011
Interest rates	14,390	5,690,559	2.31%	(18)	(1,465)	0.00%	5,689,094	2.31%	December 2010 - September 2012
Metals	469	3,243,318	1.32%	(185)	(2,057,576)	-0.84%	1,185,742	0.48%	October 2010 - January 2011
Stock indices	4,123	2,416,258	0.98%	(49)	(58,904)	-0.02%	2,357,354	0.96%	October 2010 - December 2010

Total		$24,681,440	10.02%		$(9,656,318)	-3.92%	$15,025,122	6.10%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	37	$18,635	0.02%	(44)	$(17,718)	-0.02%	$917	0.00%	March 10
Currencies	47,800,234	(66,336)	-0.07%	(42,482,119)	(240,350)	-0.27%	(306,686)	-0.34%	March 10
Energy	379	481,139	0.54%	—	—	0.00%	481,139	0.54%	January 10 - April 10
Interest rates	3,437	(2,232,094)	-2.51%	—	—	0.00%	(2,232,094)	-2.51%	March 10 - December 10
Metals	89	73,051	0.08%	(24)	(163,255)	-0.18%	(90,204)	-0.10%	January 10 - March 10
Stock indices	1,249	1,261,228	1.42%	—		0.00%	1,261,228	1.42%	January 10 - March 10

Total		$(464,377)	-0.52%		$(421,323)	-0.47%	$(885,700)	-0.99%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Members’ Capital as of September 30, 2010 and December 31, 2009.

3. FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in Equity in a commodity trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used by the Fund as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2010 and December 31, 2009 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$15,865,978	14,060,443	1,805,535	—
Short	$(2,055,160)	2,416	(2,057,576)	—
	$13,810,818	$14,062,859	$(252,041)	$—

Forwards
Long	$8,815,462	—	8,815,462	—
Short	$(7,601,158)	—	(7,601,158)	—
	$1,214,304	$—	$1,214,304	$—

September 30, 2010	$15,025,122	$14,062,859	$962,263	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(398,041)	(669,113)	271,072	—
Short	$(180,972)	(17,717)	(163,255)	—
	$(579,013)	$(686,830)	$107,817	$—

Forwards
Long	$(66,336)	—	(66,336)	—
Short	$(240,351)	—	(240,351)	—
	$(306,687)	$—	$(306,687)	$—

December 31, 2009	$(885,700)	$(686,830)	$(198,870)	$—

The Fund’s volume of trading forwards and futures as of the period and year ended September 30, 2010 and December 31, 2009, respectively, are representative of the activity throughout these periods.

There were no significant transfers to or from Level I or II during the quarter and period ended September 30, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and nine month periods ended September 30, 2010 and 2009:

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$399,184	$(261,508)
Currencies	626,783	1,194,308
Energy	(501,214)	(12,149,593)
Interest rates	12,671,706	47,591,519
Metals	477,946	(178,884)
Stock indices	(46,532)	(9,612,454)

Total	$13,627,873	$26,583,388

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(73,512)	$56,849
Currencies	1,067,055	(612,964)
Energy	(1,887,029)	(1,371,522)
Interest rates	3,458,165	2,061,553
Metals	94,129	(384,671)
Stock indices	2,825,363	3,473,641

Total	$5,484,171	$3,222,886

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity trading accounts in the Statements of Financial Condition.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	n/a	n/a	n/a	n/a	n/a	n/a	$0.0000	$1.0208	$1.0666
2010	$1.0328	$1.0669	$1.1277	$1.1575	$1.0771	$1.0787	$1.0816	$1.0775	$1.1152

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0199	$1.0648
2010	$1.0294	$1.0625	$1.1222	$1.1508	$1.0700	$1.0707	$1.0727	$1.0677	$1.1041

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0221	$1.0693
2010	$1.0366	$1.0722	$1.1347	$1.1661	$1.0864	$1.0895	$1.0938	$1.0910	$1.1306

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0211	$1.0673
2010	$1.0394	$1.0741	$1.1357	$1.1660	$1.0854	$1.0874	$1.0907	$1.0869	$1.1253

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	$1.2096	$1.2138	$1.2009	$1.1446	$1.1820	$1.1543	$1.1572	$1.1827	$1.2374
2010	$1.2212	$1.2631	$1.3368	$1.3738	$1.2799	$1.2835	$1.2885	$1.2852	$1.3319

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2010	n/a	$1.0350	$1.0960	$1.1271	$1.0508	$1.0543	$1.0592	$1.0571	$1.0962

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Fund capital increased 176.35% from $88,998,199 to $245,948,267.  This increase was attributable to the net gain from operations of $16,382,949, coupled with the redemption of 22,626,356 Redeemable Units resulting in an outflow of $24,646,940.  The cash outflow was offset with cash inflow of $165,214,059 due to subscription of 148,250,639 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations.

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

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States – 2008.

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

July 1, 2010 to September 30, 2010

The Fund experienced a net trading profit of $13,687,873 before brokerage commissions and related fees in the third quarter of 2010. The Fund’s profits were primarily attributable to interest rates, currencies, metals and the agriculture sectors posting profits. The stock indices and the energy sectors posted losses. The positive returns in certain sectors may be attributed to shifts in policy by central banks with price action dictated by the Federal Reserve as expectations intensified of further quantitative easing being the most likely option for the Federal Reserve.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The majority of the positive performance resulted from a month end rally in the short interest rate sector positions, with those who participated in the risky asset rally ready to book profits after a weak U.S. quarter on quarter gross domestic product figures in the final session forced many contracts to new life highs. Profits continued to be posted to the Fund in the middle of the quarter. The closest watched events were the Federal Open Market Committee (“FOMC”) rate decision on August 10th along with the United States Federal Reserve Chairman’s speech at the annual Jackson Hole symposium on August 27th. Weakening data had led to talk of more easing but the FOMC elected to keep the balance sheet elevated as opposed to introducing new measures with the U.S. Federal Reserve appearing to offer stimulus if the economic picture deteriorated. The quarter ended with losses being posted to the Fund.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Underperformance came from short positions in the euro as it strengthened against the U.S. dollar with the disparity between U.S. macro weakness and burgeoning Eurozone stability forcing a rally over the month. Profits were posted to the Fund in the middle of the quarter as returns remained constant after a period of global economic uncertainty prevailed. Profits were posted to the Fund at the end of the quarter due to the much publicized Bank of Japan intervention which may herald other central bank intervention, while the U.S. Congress passed the Currency Reform for Fair Trades Act, a signal to China on its exchange rate policies.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Long gold positions suffered as it fell by month’s end as large speculative long positions were unwound. Profits were posted to the Fund in the middle through the end of the quarter in lieu of market volatility.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter due to volatility in global markets only to be offset at the end of the quarter with profits being posted to the Fund.

The stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The month of July began with weak macroeconomic data in Europe, Asia and the U.S. with initial jobless claims on July 1st setting the tone. As the month progressed, healthy second quarter earnings in the U.S. and fading concern of a persistent banking crisis in Europe saw equity indices rise steadily along with the Fund’s risk allocation. Infrequent surprises to the downside via weak macro prints ended up yielding losses as the main indices reacted accordingly. Losses were posted to the Fund in the middle of the quarter. Positive data surprises were relatively few in August while there were several disappointments in U.S. housing related data, an up trend in jobless claims, and private payrolls did not increase as much as was hoped for. A more robust September saw performance in the Fund’s trading program led by significant returns in equities resulting in profits being posted to the Fund.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The refined energy products rallied against a weak U.S. dollar and managed to hold flat on average across all regions. Losses continued to be posted to the Fund in the middle of the quarter as the model trimmed risky assets over the course of the month with exposure comprehensively cut in energies. Therefore, the quarter ended with profits posted to the Fund.

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

July 1, 2009 to September 30, 2009

The Fund experienced a net trading profit before brokerage commissions and related fees from July 1, 2009 to September 30, 2009 of $5,484,171.  Profits were primarily attributable to the Fund’s interest rate, stock indices, currencies and metals sectors while the agriculture and energy sector posted losses.

Profits were posted to the Fund in July as corporate earnings came in better than expected plus a series of economic figures that indicated the worst may be over including an upward revision to the United States Gross Domestic Product giving equity markets a lift in the final days of the month. Long positions in equities performed strongly as stock indices rebounded with many trading to 2009 highs. The early sell off of energies and the Fund’s subsequent risk reduction resulted in the Fund not benefiting from the energy rally, posting losses for the Fund. The currency sector posted profits to the Fund due to the rally in the New Zealand dollar, Australian dollar and the Canadian dollar. The agriculture sector posted losses to the Fund as the short positions in wheat and corn could not compensate for losses sustained in short positions in soybean and soymeal. Metals posted profits for the Fund due to a rally in copper.

Profits were posted to the Fund in August as the United States Gross Domestic Product rate of decline diminished; homes sales were buoyed and confidence bounced. The United Kingdom and Europe also had positive figures as European business and consumer confidence rose plus the United Kingdom consumer spending and retail sales were also up. Equities were the most profitable sector as the MSCI World Index (U.S. dollar) rose. The Fund held onto its long positions in stocks from July and added to them during the early part of August with the European stock indices posting the highest profits for the Fund. The United States Federal Reserve Chairman Bernanke’s comments on holding interest rates for an extended period resulted in the Fund posting profits in short position in the interest rate sector. Short positions in natural gas posted profits for the Fund which could not offset losses in the Energies sector, the poorest performing sector in August. Long positions held in the currency market began to prosper as the New Zealand dollar versus the U.S. dollar rallied and the British pound versus the Australian dollar fell. Short positions in wheat and corn were profitable but could not compensate for the for swift price action in the soy complex resulting in losses being posted to the Fund. The metals were flat as profits from our long base positions were unable to compensate for the losses sustained from our gold and silver positions.

Profits were posted to the Fund in September due to key macroeconomic data releases, including improved household and business confidence. Fixed income futures rallied as sentiment began to swing back towards interest rates being on hold for an extended period of time. The long equities positions rallied for the reasons outlined earlier with the Fund viewing most dips within the month as buying opportunities. Losses were posted to the Fund in the energy sector due to long positions in crude oil and refined energy products after unexpected build up in inventories caused a large sell off. The currency sector also posted profits to the Fund.  The United States dollar Index Future traded down to levels not seen since September 2008 as Central Banks and macro funds shunned the United States dollar on improving global sentiment. The agriculture sector posted profits to the Fund due to short wheat positions which benefited from bearish harvest yields pushing it to a year low. The metals sector also posted profits to the Fund due to long gold and silver positions, the former trading above $1000.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2010 and 2009 the Fund’s average Month-end Net Asset Value was $208,446,612 and $54,838,536 respectively.

September 30, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	775,533	0.37%	1,471,254	373,259
Currencies	1,525,173	0.73%	4,118,807	147,501
Energy	8,350,627	4.01%	12,600,870	4,370,752
Interest Rates	5,910,736	2.84%	10,459,661	3,352,084
Metals	1,378,676	0.66%	2,855,932	432,204
Stock Indices	6,000,646	2.88%	9,520,869	2,199,496

Total	23,941,391	11.49%	41,027,393	10,875,296

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	12,820	0.02%	18,656	2,789
Energy	58,059	0.11%	139,807	4,902
Interest Rates	4,627,320	8.44%	8,234,027	3,028,582
Metals	11,636	0.02%	24,711	4,048
Stock Indices	114,419	0.21%	400,494	9,804
Currencies	27,863	0.05%	70,575	2,177

TOTAL	$4,852,117	8.86%	$8,888,271	$3,052,302

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

The following were the primary trading risk exposures of the Fund as of September 30, 2010, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2010.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2010.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934) are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting

PART II - OTHER INFORMATION

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$611,375	570,100	$1.0724
Feb-10	446,318	432,144	1.0328
Mar-10	433,867	406,661	1.0669
Apr-10	1,617,510	1,434,344	1.1277
May-10	—	—	1.1575
Jun-10	—	—	1.0771
Jul-10	—	—	1.0787
Aug-10	—	—	1.0816
Sep-10	—	—	1.0775
Oct-10	—	—	1.1152

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$2,800,138	2,617,441	$1.0698
Feb-10	2,434,944	2,365,401	1.0294
Mar-10	4,958,659	4,666,973	1.0625
Apr-10	4,956,775	4,417,016	1.1222
May-10	—	—	1.1508
Jun-10	—	—	1.0700
Jul-10	—	—	1.0707
Aug-10	—	—	1.0727
Sep-10	—	—	1.0677
Oct-10	—	—	1.1041

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.0750
Feb-10	482,139	465,116	1.0366
Mar-10	1,699,999	1,585,524	1.0722
Apr-10	—	—	1.1347
May-10	—	—	1.1661
Jun-10	—	—	1.0864
Jul-10	—	—	1.0895
Aug-10	—	—	1.0938
Sep-10	—	—	1.0910
Oct-10	—	—	1.1306

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,026,564	951,491	$1.0789
Feb-10	1,575,618	1,515,892	1.0394
Mar-10	1,172,493	1,091,605	1.0741
Apr-10	442,420	389,557	1.1357
May-10	—	—	1.1660
Jun-10	—	—	1.0854
Jul-10	—	—	1.0874
Aug-10	—	—	1.0907
Sep-10	—	—	1.0869
Oct-10	—	—	1.1253

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,383,609	1,092,467	$1.2665
Feb-10	62,143,584	50,887,311	1.2212
Mar-10	—	—	1.2631
Apr-10	—	—	1.3368
May-10	255,479	185,965	1.3738
Jun-10	1,788,945	1,397,722	1.2799
Jul-10	922,332	718,607	1.2835
Aug-10	13,152,619	10,207,698	1.2885
Sep-10	—	—	1.2852
Oct-10	2,747,005	1,951,275	1.3319

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$—
Feb-10	59,852,165	59,852,165	1.0000
Mar-10	—	—	1.0350
Apr-10	—	—	1.0960
May-10	—	—	1.1271
Jun-10	—	—	1.0508
Jul-10	—	—	1.0543
Aug-10	—	—	1.0592
Sep-10	1,056,507	999,439	1.0571
Oct-10	—	—	1.0962

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

(b)         Not applicable.

(c)          Not applicable.

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

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 12, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 12, 2010
	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)