Form 10-K
period 2010-12-31
ML BlueTrend FuturesAccess LLC
filed 2011-03-15
CIK 1471270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-53794

ML BLUETREND FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	26-2581977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 10TH.  Floor

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 28, 2011 Units of limited liability company interest with an aggregate Net Asset Value of $270,018,072 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2010 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the year ended December 31, 2010, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML BLUETREND FUTURESACCESS LLC

ANNUAL REPORT FOR 2010 ON FORM 10-K

PART I

Item 1:          Business

(a)                                  General Development of Business:

ML BlueTrend FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) Fund,  was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. BlueCrest Capital Management LLP (“BlueCrest”) is the Trading Advisor of the Fund (“Trading Advisor”).

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

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or “FuturesAccess Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

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

As of December 31, 2010, the Net Asset Value of the Fund was $261,333,948. As of December 31, 2010, the Net Asset Value per Unit was $1.1785 for Class A, $1.1639 for Class C, $1.1993 for Class D, $1.1904 for Class I, $1.4128 for Class DS and $1.1650 for Class DT.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit  for Class A was $1.1785 (December 31, 2010) and the lowest was $1.0208 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class C was $1.1639 (December 31, 2010) and the lowest was $1.0199 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class D was $1.1993 (December 31, 2010) and the lowest was $1.0221 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class I was $1.1904 (December 31, 2010) and the lowest was $1.0211 (August 31, 2009). The highest month-end Net Asset Value per Unit for Class DS was $1.4128 (December 31, 2010) and the lowest was $1.0408 (September 30, 2008). The highest month-end Net Asset Value per Unit for Class DT was $1.1650 (December 31, 2010) and the lowest was $1.0350 (February 28, 2010).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Trading Advisor’s Trading Model

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

The Trading Advisor of the Fund, may exercise discretion in connection with its technical trading program in order to enforce risk parameters, address extraordinary market events or as otherwise determined by the Trading Advisor. Although the Trading Advisor’s trading program is continually evolving, there were no fundamental or material charges to the trading program during the 2010 fiscal year.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2010 fiscal year.

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

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2010 and 2009 are as follows:

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	330	$586,527	0.22%	—	$—	0.00%	$586,527	0.22%	March 11
Currencies	2,852,187,119	6,292,330	2.41%	(1,929,042,262)	(3,230,067)	-1.24%	3,062,263	1.17%	March 11
Energy	1,501	4,746,214	1.82%	—	—	0.00%	4,746,214	1.82%	January 11 - April 11
Interest rates	3,883	382,086	0.15%	(600)	(37,834)	-0.01%	344,252	0.14%	March 11 - June 13
Metals	525	5,470,493	2.09%	(279)	(3,554,866)	-1.36%	1,915,627	0.73%	January 11 - April 11
Stock indices	3,492	(1,439)	0.00%	—	—	0.00%	(1,439)	0.00%	January 11 - March 11

Total		$17,476,211	6.69%		$(6,822,767)	-2.61%	$10,653,444	4.08%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	37	$18,635	0.02%	(44)	$(17,718)	-0.02%	$917	0.00%	March 10
Currencies	47,800,234	(66,336)	-0.07%	(42,482,119)	(240,350)	-0.27%	(306,686)	-0.34%	March 10
Energy	379	481,139	0.54%	—	—	0.00%	481,139	0.54%	January 10 - April 10
Interest rates	3,437	(2,232,094)	-2.51%	—	—	0.00%	(2,232,094)	-2.51%	March 10 - December 10
Metals	89	73,051	0.08%	(24)	(163,255)	-0.18%	(90,204)	-0.10%	January 10 - March 10
Stock indices	1,249	1,261,228	1.42%	—		0.00%	1,261,228	1.42%	January 10 - March 10

Total		$(464,377)	-0.52%		$(421,323)	-0.47%	$(885,700)	-0.99%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Member’s Capital as of December 31, 2010 and 2009.

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

Interest Earned on the Fund’s U.S. Dollar Cash Assets

The Fund’s U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts

Certain of the Fund’s U.S. dollar “Cash Assets” are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

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

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

The Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by the Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) the Fund’s cash balances, plus open trade equity on U.S. futures; and (b) the Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Cash Assets do not include, and the Fund does not earn interest income on, the Fund’s gains or losses on their open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Fund’s Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to the Fund may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the Fund’s Cash Assets.

MLPF&S, in the course of acting as commodity broker for the Fund, lends certain currencies to, and borrows certain currencies from, the Fund. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008
Charges	Dollar Amount	% of Average Month-End Net Assets (1)	Dollar Amount	% of Average Month-End Net Assets (1)	Dollar Amount	% of Average Month-End Net Assets (1)
Other Expenses	$649,724	0.28%	$293,309	0.48%	$77,733	0.19%
Sponsor fees	751,285	0.32%	76,798	0.15%	—	0.00%
Management fees	4,237,743	1.83%	1,255,634	2.06%	290,672	0.70%
Performance fees	10,688,758	4.60%	839,877	1.38%	2,619,030	6.26%
Total	$16,327,510	7.03%	$2,465,618	4.07%	$2,987,435	7.15%

(1) Not annualized

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Values during 2010, 2009 and 2008 equaled $218,928,048, $61,066,568 and $41,805,928, respectively.

During 2010, the interest expense of the Fund was $(3,199), or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2009, the Fund earned $7,933 in interest income, or approximately 0.01% of the Fund’s average month-end Net Asset Values. During 2008, the Fund earned $91,446 in interest income, or approximately 0.22% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2010, 2009 and 2008 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $5.62, $6.85 and $9.51, respectively.

MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D, DS and DT do not pay sponsor fees.

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

25% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee, as of the current performance fee calculation date over the Fund’s “High Water Mark.” The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

BLUECREST and MLAI	Management fees	All classes pay a flat-rate monthly charge of 0.1667 of 1% of the Fund’s month-end assets (a 2.0% annual rate) except for Class DT which charges 1.50%. MLAI receives 25% of the management fees.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

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

Forward Trading

The Fund will trade in the forward markets, in addition to trading in the futures markets.  None of the Commodity Futures Trading Commission, the National Futures Association, futures exchanges or banking authorities currently regulates the forward markets, and accordingly such markets are not subject to the breadth of regulation applicable to the futures markets. The forward markets are over-the-counter, non- exchange,  traded markets, and in trading in these forward markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system, as well as on the continued operation of the counterparties. This results in the risk that a counterparty may not settle a transaction with the Fund in accordance with its terms, because the counterparty is either unwilling or unable to do so, for example, because of a credit or liquidity problem affecting the counterparty, potentially resulting in significant loss.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

Regulatory Change Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures, forward and option transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting its markets, limiting its trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act requires that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those over-the-counter derivatives may include over-the-counter foreign exchange forwards and swaps which are traded by the Fund, although the U.S. Treasury has the discretion to exclude foreign exchange forwards and swaps from certain of the regulatory requirements. If these forwards and swaps are not so excluded, the Reform Act may require them to be cleared and may subject the Fund, the Trading Advisor, the Sponsor and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply even if forwards and swaps are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which costs are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act, under what is commonly referred to as the “Volcker Rule,” may restrict banking entities or their affiliates, such as MLAI and certain other financial entities, from (i) purchasing units or other ownership interests in, or sponsoring, hedge funds or private equity funds (such as the Fund), with the exception of maintaining a de minimis investment, subject to certain other conditions and/or exceptions, (ii) engaging in proprietary trading and (iii) certain transactions involving conflicts of interest.  The regulations and interpretations with respect to the Reform Act have yet to be issued, and the full import of the Reform Act is not yet clear.  Once such regulations are issued and become effective, MLAI may take certain actions that it determines, in its sole discretion, to be necessary or advisable to comply with the Reform Act.  Such changes may include, but are not limited to, the complete or partial redemption or transfer of any Units held by MLAI and/or the compulsory redemption of U.S. persons from the Fund.  These actions may have a material adverse effect on the Fund and investors.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Fund is subject to the risk of the insolvency of its counterparties (such as broker-dealers, futures commission merchants, exchanges, clearinghouses, banks or other financial institutions, including MLPF&S).  Consequently, losses to the Fund could develop and substantially affect performance if insolvency of any of these counterparties occurs.  The Fund’s assets could be lost or impounded during a counterparty’s bankruptcy or insolvency proceedings and a substantial portion or all of the Fund’s assets may become unavailable to it either permanently or for a matter of years.  Were any such bankruptcy or insolvency to occur or were the threat of such bankruptcy or insolvency here to occur, MLAI might decide to liquidate the Fund or suspend limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities. In connection with offshore futures and over-the-counter forward trading, there are increased risks in dealing with offshore brokers and unregulated trading counterparties, including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated brokers and dealers.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:          Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 10th Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:          Legal Proceedings

None.

Item 4: (Removed and Reserved)

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

(b)                                 Holders:

As of December 31, 2010, there were 524 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$611,375	570,100	$1.0724
Feb-10	446,318	432,144	1.0328
Mar-10	433,867	406,661	1.0669
Apr-10	1,617,510	1,434,344	1.1277
May-10	—	—	1.1575
Jun-10	—	—	1.0771
Jul-10	—	—	1.0787
Aug-10	—	—	1.0816
Sep-10	—	—	1.0775
Oct-10	—	—	1.1152
Nov-10	—	—	1.1493
Dec-10	—	—	1.1128
Jan-11	—	—	1.1785
Feb-11	—	—	1.1843

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$2,800,138	2,617,441	$1.0698
Feb-10	2,434,944	2,365,401	1.0294
Mar-10	4,958,659	4,666,973	1.0625
Apr-10	4,956,775	4,417,016	1.1222
May-10	—	—	1.1508
Jun-10	—	—	1.0700
Jul-10	—	—	1.0707
Aug-10	—	—	1.0727
Sep-10	—	—	1.0677
Oct-10	—	—	1.1041
Nov-10	—	—	1.1369
Dec-10	—	—	1.1000
Jan-11	—	—	1.1639
Feb-11	—	—	1.1687

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.0750
Feb-10	482,139	465,116	1.0366
Mar-10	1,699,999	1,585,524	1.0722
Apr-10	—	—	1.1347
May-10	—	—	1.1661
Jun-10	—	—	1.0864
Jul-10	—	—	1.0895
Aug-10	—	—	1.0938
Sep-10	—	—	1.0910
Oct-10	—	—	1.1306
Nov-10	—	—	1.1666
Dec-10	—	—	1.1310
Jan-11	—	—	1.1993
Feb-11	—	—	1.2067

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,026,564	951,491	$1.0789
Feb-10	1,575,618	1,515,892	1.0394
Mar-10	1,172,493	1,091,605	1.0741
Apr-10	442,420	389,557	1.1357
May-10	—	—	1.1660
Jun-10	—	—	1.0854
Jul-10	—	—	1.0874
Aug-10	—	—	1.0907
Sep-10	—	—	1.0869
Oct-10	—	—	1.1253
Nov-10	—	—	1.1601
Dec-10	621,174	552,843	1.1236
Jan-11	—	—	1.1904
Feb-11	—	—	1.1967

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,383,609	1,092,467	$1.2665
Feb-10	62,143,584	50,887,311	1.2212
Mar-10	—	—	1.2631
Apr-10	—	—	1.3368
May-10	255,479	185,965	1.3738
Jun-10	1,788,945	1,397,722	1.2799
Jul-10	922,332	718,607	1.2835
Aug-10	13,152,619	10,207,698	1.2885
Sep-10	—	—	1.2852
Oct-10	2,747,005	1,951,275	1.3319
Nov-10	1,198,193	871,857	1.3743
Dec-10	1,105,699	829,855	1.3324
Jan-11	1,259,955	891,814	1.4128
Feb-11	1,567,614	1,102,711	1.4216

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$—
Feb-10	59,852,165	59,852,165	1.0000
Mar-10	—	—	1.0350
Apr-10	—	—	1.0960
May-10	—	—	1.1271
Jun-10	—	—	1.0508
Jul-10	—	—	1.0543
Aug-10	—	—	1.0592
Sep-10	1,056,507	999,439	1.0571
Oct-10	—	—	1.0962
Nov-10	—	—	1.1318
Dec-10	—	—	1.0980
Jan-11	—	—	1.1650
Feb-11	—	—	$1.1730

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:          Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2010	For the period ended December 31, 2009	For the period ended December 31, 2008

Trading profit (loss)
Realized, net	$36,984,257	$6,853,155	$10,029,274
Change in unrealized, net	11,539,144	(1,740,277)	854,577
Brokerage commissions	(880,901)	(230,560)	(41,658)
Total trading profit (loss)	47,642,500	4,882,318	10,842,193

INVESTMENT INCOME (EXPENSE):
Interest	(3,199)	7,933	91,446

EXPENSES:
Management fees	4,237,743	1,255,634	290,672
Performance fees	10,688,758	839,877	2,619,030
Sponsor fees	751,285	76,798	—
Other	649,724	293,309	77,733
Total Expenses	16,327,510	2,465,618	2,987,435

NET INVESTMENT INCOME (LOSS)	(16,330,709)	(2,457,685)	(2,895,989)

NET INCOME (LOSS)	$31,311,791	$2,424,633	$7,946,204

Balance Sheet Data	December 31, 2010	December 31, 2009	December 31, 2008

Members’ Capital	$261,333,948	$88,998,199	$48,986,858
Net Asset Value per Series A Unit*	1.1785	1.0724	—
Net Asset Value per Series C Unit*	1.1639	1.0698	—
Net Asset Value per Series D Unit*	1.1993	1.0750	—
Net Asset Value per Series I Unit*	1.1904	1.0789	—
Net Asset Value per Series DS Unit**	1.4128	1.2665	1.2227
Net Asset Value per Series DT Unit***	1.1650	—	—

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful financial information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0208	$1.0666	$1.0683	$1.1338	$1.0724
2010	$1.0328	$1.0669	$1.1277	$1.1575	$1.0771	$1.0787	$1.0816	$1.0775	$1.1152	$1.1493	$1.1128	$1.1785

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0199	$1.0648	$1.0656	$1.1301	$1.0698
2010	$1.0294	$1.0625	$1.1222	$1.1508	$1.0700	$1.0707	$1.0727	$1.0677	$1.1041	$1.1369	$1.1000	$1.1639

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0221	$1.0693	$1.0723	$1.1395	$1.0750
2010	$1.0366	$1.0722	$1.1347	$1.1661	$1.0864	$1.0895	$1.0938	$1.0910	$1.1306	$1.1666	$1.1310	$1.1993

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0211	$1.0673	$1.0693	$1.1355	$1.0789
2010	$1.0394	$1.0741	$1.1357	$1.1660	$1.0854	$1.0874	$1.0907	$1.0869	$1.1253	$1.1601	$1.1236	$1.1904

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0408	$1.1416	$1.1916	$1.2227
2009	$1.2096	$1.2138	$1.2009	$1.1446	$1.1820	$1.1543	$1.1572	$1.1827	$1.2374	$1.2409	$1.3191	$1.2665
2010	$1.2212	$1.2631	$1.3368	$1.3738	$1.2799	$1.2835	$1.2885	$1.2852	$1.3319	$1.3743	$1.3324	$1.4128

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	$1.0350	$1.0960	$1.1271	$1.0508	$1.0543	$1.0592	$1.0571	$1.0962	$1.1318	$1.0980	$1.1650

ML BLUETREND FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions: $4,741,759

Current Capitalization:   $5,027,628

Worst Monthly Drawdown(2):  (6.95)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (8.91)%  (December 2009 — April 2010)

Net Asset Value per Unit for Class A, December 31, 2010:   $1.1785

Monthly Rates of Return (4)

Month	2010	2009
January	(3.69)%	0.00%
February	3.30	—
March	5.70	—
April	2.64	—
May	(6.95)	—
June	0.15	—
July	0.27	—
August	(0.38)	2.08
September	3.50	4.49
October	3.06	0.16
November	(3.18)	6.13
December	5.90	(5.42)
Compound Annual Rate of Return	9.89%	7.23%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 17.85%.

ML BLUETREND FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $25,586,362

Current Capitalization:   $26,142,926

Worst Monthly Drawdown(2):  (7.02)% (May 2010)

Worst Peak-to-Valley Drawdown(3):  (8.91)%  (December 2009 — April 2010)

Net Asset Value per Unit for Class C, December 31, 2010:   $1.1639

Monthly Rates of Return (4)

Month	2010	2009
January	(3.77)%	0.00%
February	3.22	—
March	5.62	—
April	2.55	—
May	(7.02)	—
June	0.07	—
July	0.19	—
August	(0.47)	1.99
September	3.41	4.40
October	2.97	0.08
November	(3.25)	6.05
December	5.81	(5.34)
Compound Annual Rate of Return	8.80%	6.93%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 16.25%.

ML BLUETREND FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $13,431,625

Current Capitalization:   $14,733,244

Worst Monthly Drawdown(2):  (6.83)% (May 2010)

Worst Peak-to-Valley Drawdown(3):  (9.03)%  ( December 2009 — April 2010 )

Net Asset Value per Unit for Class D, December 31, 2010:   $1.1993

Monthly Rates of Return (4)

Month	2010	2009
January	(3.57)%	0.00%
February	3.43	—
March	5.83	—
April	2.77	—
May	(6.83)	—
June	0.29	—
July	0.39	—
August	(0.26)	2.21
September	3.63	4.62
October	3.18	0.28
November	(3.05)	6.27
December	6.04	(5.66)
Compound Annual Rate of Return	11.56%	7.56%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 19.93%.

ML BLUETREND FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:  $9,752,894

Current Capitalization:   $10,263,653

Worst Monthly Drawdown(2):  (6.91)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (8.46)%  ( December 2009 — March 2010)

Net Asset Value per Unit for Class I, December 31, 2010:   $1.1904

Monthly Rates of Return (4)

Month	2010	2009
January	(3.66)%	0.00%
February	3.34	—
March	5.74	—
April	2.67	—
May	(6.91)	—
June	0.18	—
July	0.30	—
August	(0.35)	2.11
September	3.53	4.52
October	3.09	0.19
November	(3.15)	6.19
December	5.95	(4.98)
Compound Annual Rate of Return	10.33%	7.89%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 19.04%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2008

Aggregate Subscriptions:   $138,335,378

Current Capitalization:   $159,599,857

Worst Monthly Drawdown(2):  (6.84)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (7.42)%  ( December 2009 — March 2010)

Net Asset Value per Unit for Class DS, December 31, 2010:  $1.4128

Monthly Rates of Return (4)

Month	2010	2009	2008
January	(3.57)%	(1.08)%	—
February	3.43	0.35	—
March	5.83	(1.06)	—
April	2.77	(4.69)	—
May	(6.84)	3.27	—
June	0.28	(2.34)	—
July	0.39	0.25	—
August	(0.26)	2.20	—
September	3.63	4.63	4.08%
October	3.18	0.28	9.68
November	(3.05)	6.30	4.38
December	6.03	(3.99)	2.62
Compound Annual Rate of Return	11.55%	3.29%	22.27%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 41.31%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2010

Aggregate Subscriptions:   $1,056,507

Current Capitalization:   $45,566,640

Worst Monthly Drawdown(2):  (6.77)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (6.77)%  ( May - October 2010)

Net Asset Value per Unit for Class DT, December 31, 2010:  $1.1650

Monthly Rates of Return (4)

Month	2010
January	0.00%
February	3.50
March	5.89
April	2.84
May	(6.77)
June	0.33
July	0.46
August	(0.20)
September	3.70
October	3.25
November	(2.99)
December	6.10
Compound Annual Rate of Return	16.50%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 16.59%.

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

Year ended December 31, 2010

Total Trading
Profit (Loss)
Stock Indices	$7,216,549
Metals	4,175,627
Agricultural Commodities	645,680
Currencies	4,109,014
Energy	(898,266)
Interest Rates	33,274,797
Subtotal	48,523,401
Change in Brokerage Commissions Payable	(880,901)
Total	$47,642,500

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2010 of $48,523,401.  Profits were primarily attributable to the Fund trading in the interest rate, stock indices, metals, currency and agriculture sectors posting profits while the energy sector posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Fixed income benefitted from the risk off theme and fears that the pace of the global recovery may not be as fast as previously thought. Short interest rates were the first to react with the three major strips all printing contract highs. As the month and equity weakness progressed, the rally further out the curve gathered momentum culminating in U.S. Ten Year Treasury Note trading at a one and a half month high on the final day of January. Profits continued to be posted to the Fund in the middle of the first quarter. Of the Fixed Income block, the highlight contributors were the program’s long positions in the short rate contracts (Euribor, Eurodollar and Short Sterling). The underperformance in the bonds sector was predominantly due to exposure to the U.S. Ten Year Treasury Note and long positions in U.S. bonds where stronger than expected resulting in losses being posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter as the burgeoning European debt crisis increased demand for fixed income in all parts of the curve. Profits were also posted to the Fund as a bid for ex-region debt also accrued profit from the Japanese Government bond positions. The trading program’s short positions also posted profits to the Fund due to a flattening of the Euribor curve. Profits continued to be posted to the Fund in the middle of the second quarter due to the trading program’s stable bid in the bonds sector. Sovereign debt issues in Europe focused market sentiment into a wave of risk aversion which saw the Chicago Board Options Exchange Volatility Index spike to a 13 month high on May 5th.  Profits continued to be posted to the Fund due to the trading program’s fixed income allocation yielding positive returns in the bonds sectors and short positions in interest rates. Profits were posted to the Fund at the end of the second quarter as sovereign debt fears in Europe added to persistent volatility as governments began to consolidate fiscal policies, with the G20 talks doing little to coordinate strategy.  Profits were posted to the Fund at the beginning of the third quarter. The majority of the positive performance resulted from a month end rally in the short interest rate sector positions, with those who participated in the risky asset rally ready to book profits after a weak U.S. quarter on quarter gross domestic product figures in the final session forced many contracts to new life highs. Profits continued to be posted to the Fund in the middle of the third quarter. The closest watched events were the Federal Open Market Committee (“FOMC”) rate decision on August 10th along with the United States Federal Reserve Chairman’s speech at the annual Jackson Hole symposium on August 27th. Weakening data had led to talk of more easing but the FOMC elected to keep the balance sheet elevated as opposed to introducing new measures with the U.S. Federal Reserve appearing to offer stimulus if the economic picture deteriorated. The third quarter ended with losses being posted to the Fund. Losses were posted to the Fund throughout the fourth quarter. The price action in October was dictated by speculation pertaining to the quantitative easing the U.S. Federal Reserve was to announce at the FOMC meeting in early November. Assumptions affiliated to the structure of U.S. Federal Reserve measures were the primary cause of excessive swings as rhetoric and commentary from U.S. Federal Reserve officials impacted markets. In Australia, forecasts have risen of imminent and continuing rate hikes by the Reserve Bank of Australia as falling unemployment and increased demand from China and India suggest further Australian economic expansion. A volatile month with returns in November impaired by insecurities relating to the European Sovereign debt crisis which weighed on the Fund’s long fixed income exposure. Also, returns in bonds and short rates also came in below par.

The stock indices sector posted profits to the Fund. Losses were initially posted to the Fund at the beginning of the first quarter due to continued rumors of the Chinese tightening lending and comments from the Obama administration about risks and banking practices. The S&P500 Index fell to trade at a two and a half month low while Eurostoxx and the Nikkei also fell in January. Losses were posted to the Fund in the middle of the first quarter as equities continued to post losses. Equity strength was sustained through the month of March as the S&P500 broke key upper resistance levels amid more upbeat language from the Federal Open Market Committee, stating on March 16th that the labor market is “stabilizing”. The first quarter ended with profits being posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter with the losses hedged in part by the trading programs bid in the short end of the fixed income curve. Losses continued to be posted to the Fund in the middle of the second quarter as returns had been adversely affected by a period of high volatility as global macroeconomic uncertainty dominated the financial markets. In addition, the “flash-crash” event of May 6th added further to market volatility as the S&P500 dropped significantly in one session. The Dow Jones Industrial Average and the Dow Jones Eurostoxx dropped over the month of May due to considerable volatility causing losses in the equities sector. Losses were posted to the Fund at the end of the second quarter as macroeconomic data through June was generally weak due to a bearish non farm payroll figure on June 4th setting the tone for the month of June. Equities were equally range bound, with the Dow Jones Eurostoxx trading up and ending the month down which adversely affected the trading program’s predominantly long exposure to equity indices. Losses were posted to the Fund at the beginning of the third quarter. The month of July began with weak macroeconomic data in Europe, Asia and the U.S. with initial jobless claims on July 1st setting the tone. As the month progressed, healthy second quarter earnings in the U.S. and fading concern of a persistent banking crisis in Europe saw equity indices rise steadily along with the Fund’s risk allocation.

Infrequent surprises to the downside via weak macro prints ended up yielding losses as the main indices reacted accordingly. Losses were posted to the Fund in the middle of the third quarter. Positive data surprises were relatively few in August while there were several disappointments in U.S. housing related data, an up trend in jobless claims, and private payrolls did not increase as much as was hoped for. A more robust September saw performance in the Fund’s trading program led by significant returns in equities resulting in profits being posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter. A continuation of the stellar performance of last month continued with returns in October influenced by noteworthy contributions from equities. U.S. economic figures avoided any major disappointments with Q3 Gross Domestic Product estimates in line with consensus while retail sales and existing home sales grew. Also, the British Government introduced the Comprehensive Spending Review with the announcement of large scale public sector job cuts, deemed a proactive step towards stabilizing the economy. A volatile month with returns in November impaired by insecurities relating to the European Sovereign debt crisis which weighed on the trading program’s long equity exposure resulted in losses posted to the Fund in the middle of the fourth quarter. With Ireland finally submitting to the inevitable and applying for a bail out and questions arising as per the austerity of other PIIGS nations namely, Portugal, Italy and Greece there was a clamber for safe haven assurance with equity markets retracing gains as they realized the full extent of the European desolation. A strong month for returns in December with noteworthy performance attributed to equities resulting in profits posted to the Fund at the end of the fourth quarter. With the holiday season at the forefront of market thoughts, liquidity was the focus in the few weeks of December with Christmas volumes prevailing in the latter part. Price action was dominated by rebalancing flow while the general market theme remained focused on the ongoing macro recovery.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The U.S. dollar strength triggered large macro stops in gold and the fears over Chinese tightening hit base metals. Losses continued to be posted to the Fund in the middle of the first quarter due to lack of trend and choppiness in the global markets. The commodity markets experienced a variety of different trends with base metal prices increasing resulting in profits at the end of the first quarter. The metals sector posted overall losses to the Fund throughout the second quarter due to volatility in global markets. Losses were posted to the Fund at the beginning of the third quarter due to long gold positions which fell by month’s end as large speculative long positions were unwound. Profits were posted to the Fund in the middle through the end of the third quarter in lieu of market volatility. Profits were posted to the Fund throughout the fourth quarter. The trading program reduced risk in November as markets faded but gradually increased risk later on as markets stabilized and partially retraced with the metals sector providing profits to the Fund which continued into December.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Trend went into the month long high beta currencies. Despite the trading program largely reducing its long positions in the New Zealand dollar versus the U.S. dollar, the pair still ended the month of January posting losses to the Fund. The trading program held short conviction in the euro and the British pound as the region suffered with the Greek sovereign debt situation aggravating an already bleak economic outlook resulting in profits being posted to the Fund in the middle of the quarter. The focus of broad macroeconomic concern remains the consequences of a cross the curve and the consequences of a strong U.S. dollar on commodities positioning and the market reversal triggered by monetary policy “exit strategy”.  The first quarter ended with profits being posted to the Fund. Profits were posted to the Fund at the beginning of the second quarter amidst considerable macroeconomic instability. Losses were posted to the Fund in the middle of the second quarter as the euro was heavily sold against the U.S. dollar as market participants reduced exposure to the PIGS crisis (Portugal, Ireland, Greece and Spain).  Losses continued to be posted to the Fund at the end of the second quarter due to the effect of a sharp market reversal caused by abrupt shifts in monetary policy and the effect of a stronger U.S. dollar on the trading program’s long positioning in dollar denominated risky assets. Losses were posted to the Fund at the beginning of the third quarter. Underperformance came from short positions in the euro as it strengthened against the U.S. dollar with the disparity between U.S. macro weakness and burgeoning eurozone stability forcing a rally over the month. Profits were posted to the Fund in the middle of the third quarter as returns remained constant after a period of global economic uncertainty prevailed. Profits were posted to the Fund at the end of the third quarter due to the much publicized Bank of Japan intervention which may herald other central bank intervention, while the U.S. Congress passed the Currency Reform for Fair Trades Act, a signal to China on its exchange rate policies. Profits were posted to the Fund at the beginning of the fourth quarter. The price action in October was dictated by speculation pertaining to the quantitative easing the U.S. Federal Reserve was to announce at the Federal Open Market Committee meeting, due to take place in early November. Assumptions affiliated to the structure of U.S. Federal Reserve measures were the primary cause of excessive swings as rhetoric and commentary from U.S. Federal Reserve officials impacted markets, primarily the U.S. dollar, although losses were stemmed as quantitative easing expectations were reined in. Losses were posted to the Fund in the middle of the fourth quarter. November started in colossal fashion with risky assets rallying as the U.S. Federal Reserves long awaited announcement of Quantitative Easing round 2 in which it plans to purchase $600 billion of Treasuries by the second quarter of 2011. With most of the Quantitative Easing already priced in, the market quickly shifted to the eurozone anguish which had been simmering beneath the surface while the media preferred to focus on the U.S. Federal Reserve. November saw increased euro weakness with the euro and the U.S. dollar falling and returns in the FX sector down while returns in bonds and short rates also came in below par. Profits were posted to the Fund at the end of the fourth quarter as eurozone sovereign worries calmed when Ireland’s parliament passed the International Monetary Fund’s bail out plan which had been reaffirmed by the European Central Bank increasing its financial support for the region. In addition the United States extended cuts in payroll taxes and unemployment benefits helping fuel the positive sentiment.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the fall in corn after a very bearish United States Department of Agriculture report and extended a short bias across all agricultural products as South American production continued to put pressure on U.S. crops. Losses were posted to the Fund in the middle of the first quarter due to volatility in global markets. The commodity markets experienced a variety of different trends with cattle prices increasing while the grain markets weakened. Through this mixture of trends and their diversifying character, the agriculture sector posted profits to the Fund at the end of the first quarter. Losses were posted to the Fund at the beginning and end of the second quarter due to volatility in global markets. Profits were posted to the Fund in the middle of the second quarter as grains continued its slide from the previous month. Losses were posted to the Fund at the beginning through the middle of the third quarter due to volatility in global markets only to be offset at the end of the third quarter with profits being posted to the Fund. Profits were posted to the Fund at the beginning and the end of the fourth quarter. Losses were posted to the Fund in November due to volatility in the global markets.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Energies started the month of January strongly with pent up demand spilling over from the holiday period. However, the rally in energies that began in the second half of December started to look increasingly out of step with fundamentals, West Texas Intermediate crude oil ended January down from the previous month. Profits were posted to the Fund in the middle through the end of the first quarter. Risk levels in the program remain above average with the margin to equity ratio increasing concordant with an expanding opportunity set. With a significant component of the portfolio’s VaR in energies, the volatile path of oil as it approached year-to-date highs has been responsible for this risk. Profits were posted to the Fund at the beginning of the second quarter as bullish non-farm-payroll data sent oil to an18 month high and the West Texas Intermediate crude oil at more than $87 per barrel. Losses were posted to the Fund in the middle of the second quarter due to the West Texas Intermediate crude oil dropping to $22 per barrel through to May 25th and all other energies were similarly affected, causing a drop in the energies sector.  Losses were posted to the Fund at the end of the second quarter as risk levels steadily increased through the month of June most notably in the Energies sector.  West Texas Intermediate crude oil traded within a $10 range as the BP oil spill and Hurricane Alex sparked rallies to retest the $80 per barrel level but ultimately ended the month where it began, around $76 per barrel and other energies followed a similar path, culminating in a loss in this sector. Losses were posted to the Fund at the beginning of the third quarter. The refined energy products rallied against a weak U.S. dollar and managed to hold flat on average across all regions. Losses continued to be posted to the Fund in the middle of the third quarter as the model trimmed risky assets over the course of the month with exposure comprehensively cut in energies. Therefore, the third quarter ended with profits posted to the Fund. Losses were posted to the Fund at the beginning of the fourth quarter as the trading program moderately scaled back equity exposure while increasing risk in energies. Profits were posted to the Fund in the middle through the end of the fourth quarter. The Fund’s performance can be credited to positive macro sentiment adding speculative interest into the commodity space in December.  With the long term outlook for commodities remaining positive and fueled by continued Asian growth, the move higher was underpinned by an increase in demand, resulting in large falls in the Department of Energy inventory reserves. Brent Crude, West Texas Intermediate crude oil, heating oil and Reformulated Blendstock for Oxygenate Blending (“RBOB”) gasoline all rose over 5% in December.

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

During all periods set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2010 and 2009, the Fund’s average month-end Net Asset Value was approximately $218,928,048 and $61,066,658, respectively.

December 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	589,374	0.27%	1,471,254	27,599
Currencies	2,287,660	1.04%	5,514,820	147,501
Energy	6,721,998	3.07%	12,600,870	1,640,134
Interest Rates	7,741,202	3.54%	15,950,486	3,352,084
Metals	1,485,764	0.68%	2,855,932	432,204
Stock Indices	5,960,442	2.72%	9,520,869	2,199,496

Total	24,786,440	11.32%	47,914,231	7,799,018

December 31, 2009

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$12,924	0.02%	$26,489	$2,790
Currencies	51,778	0.08%	181,592	1,994
Energy	107,757	0.18%	297,378	4,902
Interest Rates	5,900,760	9.66%	10,777,045	3,028,763
Metals	24,028	0.04%	68,527	4,051
Stock Indices	217,874	0.36%	734,880	9,805

Total	$6,315,120	10.33%	$12,085,914	$3,052,303

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

The following were the primary trading risk exposures of the Fund as of December 31, 2010, by market sector.

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

Agricultural Commodities.

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2010. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2010.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2010

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010	2009	2009	2009	2009
Total Income (Loss)	$21,677,906	$13,374,487	$(11,857,170)	$24,444,078	$1,805,924	$5,417,563	$(1,709,522)	$(623,717)
Total Expenses	6,749,064	4,480,000	(1,850,661)	6,949,107	907,022	946,316	315,035	297,243
Net Income (Loss)	$14,928,842	$8,894,487	$(10,006,509)	$17,494,971	$898,902	$4,471,247	$(2,024,557)	$(920,960)

Net Income (Loss) per weighted average Unit (1)	$0.0743	$0.0440	$(0.0491)	$0.1107	$0.0134	$0.0854	$(0.0439)	$(0.0216)

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

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2010, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting:

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2010, the Fund’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by BlueCrest on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 35 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri also serves as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and through December 10, 2010, served as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 44 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Investment Management Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 41 years old, has been a Vice President of MLAI since March 2008 and Managing Director of GIS since January 2009. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 34 years old, has been a Managing Director within the Global Investments Solutions group (“GIS”) responsible for alternative investment distribution for Merrill Lynch since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of Merrill Lynch, Pierce, Fenner & Smith

Incorporated (“MLPF&S”) since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining Merrill Lynch in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 40 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GIS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining Merrill Lynch in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from June 2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career with Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch, is a Vice President and Manager of MLAI.  Ms. Rusch, 42 years old, has been a Director within GIS responsible for overseeing Merrill Lynch Global Wealth & Investment Management group’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch serves as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds. Prior to her role in GIS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Bluetrend FuturesAccess LLC, MAN AHL FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Not contained herein.

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

(b)                                 Security Ownership of Management:

As of December 31, 2010 MLAI owned no Unit-equivalent Member interests. The principals of MLAI did not own any Units, and BlueCrest did not own any Units.

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

In 2010 the Fund expensed:  (i) Brokerage Commissions of $880,901 to MLPF&S and $4,237,743 in management fees earned by BlueTrend and MLAI, (ii) Sponsor Fees of $751,285 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), ““Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence:

No person who served as a manager of MLAI would be considered independent (based on the definition of an independent director under NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $93,000 and $93,000, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2010 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2010 and 2009 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the quarterly review of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $52,000 and $52,000, respectively.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:

1.	Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2010 and 2009		3

Statements of Operations for the years ended December 31, 2010 and 2009 and for the period September 1, 2008 (commencement of operations) to December 31, 2008		4

Statements of Changes in Member’s Capital for the years ended December 31, 2010 and 2009 and for the period September 1, 2008 (commencement of operations) to December 31, 2008		5

Financial Data Highlights for the years ended December 31, 2010 and 2009 and for the period September 1, 2008 (commencement of operations) to December 31, 2008		7

Notes to Financial Statements		10

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

3.02	Amended and Restated Limited Liability Company Operating Agreement of ML BlueTrend FuturesAccess LLC

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Report on Form 10-K for the year-ended December 31, 2009, filed on March 31, 2010.

10.01	Institutional Futures Client Account between ML BlueTrend FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Initial Registration Statement.

10.02	Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC,
Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management LLP.

Exhibit 10.02:	Is filed herewith.

13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

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

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 15, 2011
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 15, 2011
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

s/ Deann Morgan	Vice President and Manager	March 15, 2011
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 15, 2011
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 15, 2011
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 15, 2011
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML BLUETREND FUTURESACCESS LLC

2010 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 10.02	Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC, and BlueCrest Capital Management LLP.

Exhibit 13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications