Form 10-Q
period 2011-03-31
ML BlueTrend FuturesAccess LLC
filed 2011-05-13
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011 198,756,205 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31 ,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $28,938,182 for 2011 and $27,101,098 for 2010)	$263,734,706	$263,142,606
Net unrealized profit on open futures contracts	9,482,008	8,372,030
Net unrealized profit on open forwards contracts	4,118,778	6,292,330
Cash and cash equivalents	81,633	200,000
Other assets	10,616	10,600

TOTAL ASSETS	$277,427,741	$278,017,566

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$13,486	$6,783
Sponsor and Advisory fees payable	3,189,198	11,174,911
Redemptions payable	1,253,698	1,259,957
Net unrealized loss on open futures contracts	656,395	780,850
Net unrealized loss on open forwards contracts	2,887,169	3,230,066
Other liabilities	240,179	231,051

Total liabilities	8,240,125	16,683,618

MEMBERS’ CAPITAL:
Members’ Interest (198,756,205 Units and 199,711,080 Units outstanding; unlimited Units authorized)	269,187,616	261,333,948
Total members’ capital	269,187,616	261,333,948

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$277,427,741	$278,017,566

NET ASSET VALUE PER UNIT:

Class A	$1.2100	$1.1785
Class C	$1.1920	$1.1639
Class D	$1.2359	$1.1993
Class I	$1.2234	$1.1904
Class DS	$1.4560	$1.4128
Class DT	$1.2029	$1.1650

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
TRADING PROFIT (LOSS):

Realized, net	$13,078,483	$11,432,266
Change in unrealized, net	(596,222)	13,209,095
Brokerage commissions	(242,279)	(196,851)

Total trading profit (loss)	12,239,982	24,444,510

INVESTMENT INCOME:
Interest	(1,780)	(432)

EXPENSES:
Management fee	1,247,033	842,506
Sponsor fee	211,202	135,510
Performance fee	2,703,010	5,876,971
Other	180,910	94,120
Total expenses	4,342,155	6,949,107

NET INVESTMENT LOSS	(4,343,935)	(6,949,539)

NET INCOME (LOSS)	$7,896,047	$17,494,971

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	4,206,087	2,503,828
Class C*	21,903,330	15,475,395
Class D*	12,285,319	11,073,264
Class I*	8,622,031	6,941,026
Class DS**	115,416,079	82,675,044
Class DT***	37,824,088	59,065,206

Net income (loss) per weighted average Unit
Class A*	$0.0319	$0.0722
Class C*	$0.0299	$0.0739
Class D*	$0.0366	$0.0682
Class I*	$0.0330	$0.0761
Class DS**	$0.0425	$0.1117
Class DT***	$0.0387	$0.0957

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital March 31, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital March 31, 2011
Class A*	1,510,078	1,408,905	—	2,918,983	4,266,016	—	(132,591)	4,133,425
Class C*	9,725,362	9,649,815	—	19,375,177	22,460,685	—	(1,625,329)	20,835,356
Class D*	10,234,679	2,050,640	—	12,285,319	12,285,319	—	—	12,285,319
Class I*	4,622,411	3,558,988	(22,016)	8,159,383	8,622,031	—	—	8,622,031
Class DS**	48,153,652	51,979,778	(2,003,187)	98,130,243	112,965,644	4,464,967	—	117,430,611
Class DT***	—	59,852,165	(2,973,006)	56,879,159	39,111,385	—	(3,661,922)	35,449,463

Total Members’ Units	74,246,182	128,500,291	(4,998,209)	197,748,264	199,711,080	4,464,967	(5,419,842)	198,756,205

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2011
Class A*	$1,619,480	$1,491,560	$—	$180,801	$3,291,841	$5,027,628	$—	$(160,563)	$134,308	$5,001,373
Class C*	10,404,329	10,193,741	—	1,143,897	21,741,967	26,142,926	—	(1,962,350)	655,535	24,836,111
Class D*	11,002,450	2,182,138	—	755,698	13,940,286	14,733,244	—	—	450,058	15,183,302
Class I*	4,987,007	3,774,675	(23,647)	528,316	9,266,351	10,263,653	—	—	284,464	10,548,117
Class DS**	60,984,933	63,527,193	(2,568,205)	9,234,667	131,178,588	159,599,857	6,466,777	—	4,909,518	170,976,152
Class DT***	—	59,852,165	(3,162,406)	5,651,592	62,341,351	45,566,640	—	(4,386,243)	1,462,164	42,642,561

Total Members’ Capital	$88,998,199	$141,021,472	$(5,754,258)	$17,494,971	$241,760,384	$261,333,948	$6,466,777	$(6,509,156)	$7,896,047	$269,187,616

*Units issued on August 1, 2009.

**Units issued on September 1, 2008.

***Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:
Net asset value, beginning of period	$1.1785	$1.1639	$1.1993	$1.1904	$1.4128	$1.1650

Net realized and net change in unrealized trading profit(loss)	0.0560	0.0553	0.0570	0.0566	0.0672	0.0554
Brokerage commissions	(0.0011)	(0.0011)	(0.0011)	(0.0011)	(0.0013)	(0.0011)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0234)	(0.0261)	(0.0193)	(0.0225)	(0.0227)	(0.0164)

Net asset value, end of period	$1.2100	$1.1920	$1.2359	$1.2234	$1.4560	$1.2029

Total Return: (a)

Total return before Performance fees	3.67%	3.41%	4.06%	3.78%	4.06%	4.32%
Performance fees	-1.03%	-1.03%	-1.03%	-1.03%	-1.03%	-1.09%
Total return after Performance fees	2.64%	2.38%	3.03%	2.75%	3.03%	3.23%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	0.95%	1.20%	0.58%	0.85%	0.58%	0.32%
Performance fees	1.00%	1.00%	1.00%	1.00%	1.00%	1.07%
Expenses (including Performance fees)	1.95%	2.20%	1.58%	1.85%	1.58%	1.39%

Net investment income (loss)	-1.96%	-2.21%	-1.58%	-1.86%	-1.58%	-1.39%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML BlueTrend FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on May 8, 2008 and commenced trading activities on September 1, 2008. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. BlueCrest Capital Management L.P. (“BlueCrest” or “trading advisor”) is the trading advisor of the Fund.

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

As of March 31, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, Class DS, Class DT and Class I.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The six Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2011 and December 31, 2010 are as follows:

March 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	63	$704	0.00%	(20)	$(30,842)	-0.01%	$(30,138)	-0.01%	May 11 - June 11
Currencies	3,993,716,881	4,118,778	1.53%	(2,588,019,076)	(2,887,169)	-1.07%	1,231,609	0.46%	June 11
Energy	1,018	3,933,412	1.46%	—	—	0.00%	3,933,412	1.46%	April 11 - July 11
Interest rates	6,089	(427,983)	-0.16%	(869)	125,573	0.05%	(302,410)	-0.11%	June 11 - September 13
Metals	659	135,640	0.05%	(438)	(153,492)	-0.06%	(17,852)	-0.01%	April 11 - July 11
Stock indices	2,854	5,242,601	1.95%	—	—	0.00%	5,242,601	1.95%	April 11 - July 11

Total		$13,003,152	4.83%		$(2,945,930)	-1.09%	$10,057,222	3.74%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	330	$586,527	0.22%	—	$—	0.00%	$586,527	0.22%	March 11
Currencies	2,852,187,119	6,292,330	2.41%	(1,929,042,262)	(3,230,067)	-1.24%	3,062,263	1.17%	March 11
Energy	1,501	4,746,214	1.82%	—	—	0.00%	4,746,214	1.82%	January 11 - April 11
Interest rates	3,883	382,086	0.15%	(600)	(37,834)	-0.01%	344,252	0.14%	March 11 - June 13
Metals	525	5,470,493	2.09%	(279)	(3,554,866)	-1.36%	1,915,627	0.73%	January 11 - April 11
Stock indices	3,492	(1,439)	0.00%	—	—	0.00%	(1,439)	0.00%	January 11 - March 11

Total		$17,476,211	6.69%		$(6,822,767)	-2.61%	$10,653,444	4.08%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Members’ Capital as of March 31, 2011 and December 31, 2010.

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

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of March 31, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$8,884,374	$9,384,297	$(499,923)	$—
Short	$(58,761)	$94,731	$(153,492)	$—
	$8,825,613	$9,479,028	$(653,415)	$—

Forwards
Long	$4,118,778	$—	$4,118,778	$—
Short	$(2,887,169)	$—	$(2,887,169)	$—
	$1,231,609	$—	$1,231,609	$—

March 31, 2011	$10,057,222	$9,479,028	$578,194	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$11,183,881	$7,332,217	$3,851,664	$—
Short	$(3,592,701)	$(37,835)	$(3,554,866)	$—
	$7,591,180	$7,294,382	$296,798	$—

Forwards
Long	$6,292,330	$—	$6,292,330	$—
Short	$(3,230,066)	$—	$(3,230,066)	$—
	$3,062,264	$—	$3,062,264	$—

December 31, 2010	$10,653,444	$7,294,382	$3,359,062	$—

The Fund’s volume of trading forwards and futures as of the period and year ended March 31, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended March 31, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2011 and 2010:

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$25,655	$72,679
Currencies	(440,847)	2,217,068
Energy	17,463,458	3,279,255
Interest rates	(4,863,418)	11,121,902
Metals	(492,131)	(240,760)
Stock indices	789,544	8,191,217

Total	$12,482,261	$24,641,361

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

5. RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700, 000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2011 amounted to $11,014, of which $8,964 was payable to the Transfer Agent as of March 31, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2010	$1.0328	$1.0669	$1.1277
2011	$1.1843	$1.2257	$1.2100

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2010	$1.0294	$1.0625	$1.1222
2011	$1.1687	$1.2085	$1.1920

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2010	$1.0366	$1.0722	$1.1347
2011	$1.2067	$1.2504	$1.2359

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2010	$1.0394	$1.0741	$1.1357
2011	$1.1967	$1.2389	$1.2234

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2010	$1.2212	$1.2631	$1.3368
2011	$1.4216	$1.4731	$1.4560

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2010	n/a	$1.0350	$1.0960
2011	$1.1730	$1.2163	$1.2029

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Fund capital increased 3.01% from $261,333,948 to $269,187,616.  This increase was attributable to the net gain from operations of $7,896,047, coupled with the redemption of 5,419,842 Redeemable Units resulting in an outflow of $6,509,156.  The cash outflow was offset with cash inflow of $6,466,777 due to subscription of 4,464,967 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost, as provided by the investment manager of the cash equivalent, which approximated fair value (Level II see Note 3).  Cash was held at a nationally recognized financial institution.

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

Results of Operations

January 1, 2011 to March 31, 2011

The Fund experienced a net profit of $12,482, 261 before brokerage commissions and related fees in the first quarter of 2011. The Fund’s profits were primarily attributed to energy, stock indices, and the agriculture sectors posting profits. The currencies, metals and interest rates sectors posted losses.

The energy sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter.  Fears of a shortfall in oil supply in connection with the unrest in the Middle East and North Africa contributed to Brent oil climbing over 6% and tipping $100 a barrel for the first time since 2008. Gasoil and heating oil followed suit, rising over 6% in January. Profits continued to be posted in the middle of the quarter. In February, the market continued feeling pressure in connection with the unrest in the Middle East and North Africa. The main impact was felt by the spiraling price of oil as West Texas Intermediate rose above $100 a barrel while Brent crude oil traded $119.79, up over 12% on the month and its highest level in over 2 years. The unrest supported oil prices along with risk aversion as the market remained wary of rising oil prices impacting global growth resulting in profits posted to the Fund at the end of the quarter.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Over the course of the month of January the trading program trimmed risk in equities. Profits continued to be posted to the Fund in the middle of the quarter. Prior to the Libyan unrest, equities markets were bid as the conflict in Egypt subsided following the announcement that President Mubarak was to step down. FTSE (Financial Times and London Stock Exchange) futures traded above 6000 for the first time since 2008 while ESTOXX (European Stock Exchange) traded above 3000. Profits were posted to the Fund at the end of the quarter as the trading program reduced risk in equities early in March but reestablished equity risk as markets settled into month’s end.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter only to be reversed at the end of the quarter due to global volatility.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to global market volatility. Profits were posted to the Fund in the middle through the end of the quarter. The Japanese yen repatriation pushed the currency to record highs in March before the G7 (Canada, France, Germany, Italy, Japan, United Kingdom and the United States) agreed to coordinate intervention for the first time in over a decade to weaken the Japanese yen.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to unrest in the global markets as the end of January saw a significant shock to risk following geo-political unrest in Egypt which could spread to nearby Middle Eastern countries. Profits were posted to the Fund in the middle of the quarter only to be reversed at quarter’s end. Instability in the Middle East and North Africa intensified in Libya during March.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Eurozone fears moderately subsided following increased speculation of an expansion to the European Financial Stability Facility but there remains an underlying detrimental current with Portuguese 10 year yields remaining at high levels despite a well received bond auction mid month. European inflationary concerns have remained while the United Kingdom experienced a surprisingly weak gross domestic product figure. Losses were posted to the Fund in the middle of the quarter. Aside from events in the Middle East and North Africa, the earthquake which hit Christchurch diminished expectations of further rate hikes from the RBNZ (Reserve Bank of New Zealand) as prospects for the economy looked bleak. Losses continued to be posted to the Fund at the end of the quarter. March evolved into one of the most challenging months in recent times as events dominated financial markets. Instability in the Middle East and North Africa intensified in Libya, and Japan suffered a devastating earthquake and tsunami.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2011 and 2010 the Fund’s average Month-end Net Asset Value was $265,787,211 and $161,110,638, respectively.

March 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$70,031	0.03%	$75,291	$62,670
Currencies	2,861,905	1.08%	3,076,861	2,561,101
Energy	9,140,117	3.44%	9,826,628	8,179,436
Interest Rates	702,714	0.26%	755,494	628,854
Metals	41,484	0.02%	44,600	37,124
Stock Indices	12,182,296	4.58%	13,097,303	10,901,863

Total	$24,998,547	9.41%	$26,876,177	$22,371,048

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,065,501	0.66%	$1,471,254	$510,321
Currencies	307,968	0.19%	425,245	147,501
Energy	9,125,712	5.66%	12,600,870	4,370,752
Interest Rates	7,575,021	4.70%	10,459,661	3,628,050
Metals	902,401	0.56%	1,246,043	432,204
Stock Indices	4,592,337	2.85%	6,341,142	2,199,496

Total	$23,568,940	14.62%	$32,544,215	$11,288,324

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

The following were the primary trading risk exposures of the Fund as of March 31, 2011 by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Act Exchange of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) or Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1785
Feb-11	—	—	1.1843
Mar-11	—	—	1.2257
Apr-11	—	—	1.2100

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1639
Feb-11	—	—	1.1687
Mar-11	—	—	1.2085
Apr-11	—	—	1.1920

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1993
Feb-11	—	—	1.2067
Mar-11	—	—	1.2504
Apr-11	—	—	1.2359

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1904
Feb-11	—	—	1.1967
Mar-11	—	—	1.2389
Apr-11	—	—	1.2234

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,259,955	891,814	$1.4128
Feb-11	1,567,614	1,102,711	1.4216
Mar-11	3,639,208	2,470,442	1.4731
Apr-11	1,253,696	861,055	1.4560

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1650
Feb-11	—	—	1.1730
Mar-11	—	—	1.2163
Apr-11	—	—	1.2029

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

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 13, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)