Form 10-Q
period 2011-06-30
ML BlueTrend FuturesAccess LLC
filed 2011-08-12
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2011 198,889,243 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31 ,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $23,490,930 for 2011 and $27,101,098 for 2010)	$267,431,405	$263,142,606
Net unrealized profit on open futures contracts	2,458,818	8,372,030
Net unrealized profit on open forwards contracts	390,515	6,292,330
Cash and cash equivalents	98,974	200,000
Other assets	15,246	10,600

TOTAL ASSETS	$270,394,958	$278,017,566

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$8,666	$6,783
Sponsor and Advisory fees payable	1,735,642	11,174,911
Redemptions payable	390,630	1,259,957
Net unrealized loss on open futures contracts	1,612,816	780,850
Net unrealized loss on open forwards contracts	886,143	3,230,066
Other liabilities	250,459	231,051

Total liabilities	4,884,356	16,683,618

MEMBERS’ CAPITAL:
Members’ Interest (Units 198,889,243 and 199,711,080 Units outstanding; unlimited Units authorized)	265,510,602	261,333,948
Total members’ capital	265,510,602	261,333,948

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$270,394,958	$278,017,566

NET ASSET VALUE PER UNIT:

Class A	$1.1858	$1.1785
Class C	$1.1652	$1.1639
Class D	$1.2157	$1.1993
Class I	$1.2001	$1.1904
Class DS	$1.4322	$1.4128
Class DT	$1.1855	$1.1650

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six months	For the six months
	months ended	months ended	ended	ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
TRADING PROFIT (LOSS):

Realized, net	$5,643,985	$(1,808,394)	$18,722,468	$9,623,872
Change in unrealized, net	(9,706,848)	(9,877,452)	(10,303,070)	3,331,643
Brokerage commissions	(264,208)	(170,321)	(506,487)	(367,172)

Total trading profit (loss)	(4,327,071)	(11,856,167)	7,912,911	12,588,343

INVESTMENT INCOME (LOSS)
Interest	603	(1,003)	(1,177)	(1,435)

EXPENSES:
Management fee	1,294,431	1,090,219	2,541,464	1,932,725
Sponsor fee	205,534	206,232	416,736	341,742
Performance fee	(1,445,049)	(3,266,425)	1,257,961	2,610,546
Other	158,695	119,313	339,605	213,433
Total expenses	213,611	(1,850,661)	4,555,766	5,098,446

NET INVESTMENT LOSS	(213,008)	1,849,658	(4,556,943)	(5,099,881)

NET INCOME (LOSS)	$(4,540,079)	$(10,006,509)	$3,355,968	$7,488,462

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	4,063,164	4,353,327	4,134,625	3,428,577
Class C*	20,754,254	23,568,403	21,328,792	19,521,899
Class D*	12,285,319	12,285,319	12,285,319	11,679,292
Class I*	8,622,031	8,548,940	8,622,031	7,744,983
Class DS	119,269,012	98,720,127	117,342,546	90,697,586
Class DT**	34,418,020	56,388,846	36,121,054	57,459,390

Net income (loss) per weighted average Unit
Class A*	$(0.0224)	$(0.0490)	$0.0105	$(0.0095)
Class C*	$(0.0264)	$(0.0512)	$0.0051	$(0.0032)
Class D*	$(0.0202)	$(0.0452)	$0.0164	$0.0171
Class I*	$(0.0233)	$(0.0483)	$0.0097	$0.0149
Class DS	$(0.0249)	$(0.0531)	$0.0166	$0.0440
Class DT**	$(0.0142)	$(0.0421)	$0.0270	$0.0570

*Units issued on August 1, 2009.

**Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital June 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital June 30, 2011
Class A*	1,510,078	2,843,249	—	4,353,327	4,266,016	—	(246,540)	4,019,476
Class C*	9,725,362	14,066,831	(474,368)	23,317,825	22,460,685	—	(1,853,405)	20,607,280
Class D*	10,234,679	2,050,640	—	12,285,319	12,285,319	—	—	12,285,319
Class I*	4,622,411	3,948,545	(22,016)	8,548,940	8,622,031	—	—	8,622,031
Class DS	48,153,652	53,563,465	(2,003,187)	99,713,930	112,965,644	7,217,334	—	120,182,978
Class DT**	—	59,852,165	(5,293,386)	54,558,779	39,111,385	—	(5,939,226)	33,172,159

Total Members’ Units	74,246,182	136,324,895	(7,792,957)	202,778,120	199,711,080	7,217,334	(8,039,171)	198,889,243

*Units issued on August 1, 2009.

**Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2011
Class A*	$1,619,480	$3,109,070	$—	$(32,581)	$4,695,969	$5,027,628	$—	$(304,958)	$43,432	$4,766,102
Class C*	10,404,329	15,150,516	(525,529)	(62,801)	24,966,515	26,142,926	—	(2,238,883)	108,067	24,012,110
Class D*	11,002,450	2,182,138	—	199,921	13,384,509	14,733,244	—	—	201,939	14,935,183
Class I*	4,987,007	4,217,095	(23,647)	115,631	9,296,086	10,263,653	—	—	83,584	10,347,237
Class DS	60,984,933	65,571,617	(2,568,206)	3,992,967	127,981,311	159,599,857	10,579,434	—	1,944,722	172,124,013
Class DT**	—	59,852,165	(5,603,634)	3,275,325	57,523,856	45,566,640	—	(7,214,907)	974,224	39,325,957

Total Members’ Capital	$88,998,199	$150,082,601	$(8,721,016)	$7,488,462	$237,848,246	$261,333,948	$10,579,434	$(9,758,748)	$3,355,968	$265,510,602

*Units issued on August 1, 2009.

**Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:
Net asset value, beginning of period	$1.2100	$1.1920	$1.2359	$1.2234	$1.4560	$1.2029

Net realized and net change in unrealized trading profit(loss)	(0.0180)	(0.0176)	(0.0186)	(0.0183)	(0.0219)	(0.0182)
Brokerage commissions	(0.0012)	(0.0012)	(0.0012)	(0.0012)	(0.0014)	(0.0012)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0050)	(0.0080)	(0.0004)	(0.0038)	(0.0005)	0.0020

Net asset value, end of period	$1.1858	$1.1652	$1.2157	$1.2001	$1.4322	$1.1855

Total Return: (a)

Total return before Performance fees	-2.65%	-2.90%	-2.28%	-2.55%	-2.28%	-2.04%
Performance fees	0.43%	0.43%	0.43%	0.43%	0.43%	0.37%
Total return after Performance fees	-2.22%	-2.47%	-1.85%	-2.12%	-1.85%	-1.67%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	0.94%	1.19%	0.56%	0.84%	0.56%	0.31%
Performance fees	-0.55%	-0.55%	-0.55%	-0.55%	-0.55%	-0.49%
Expenses (including Performance fees)	0.39%	0.64%	0.01%	0.29%	0.01%	-0.18%

Net investment income (loss)	-0.39%	-0.64%	-0.02%	-0.29%	-0.02%	0.18%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:
Net asset value, beginning of period	$1.1785	$1.1639	$1.1993	$1.1904	$1.4128	$1.1650

Net realized and net change in unrealized trading profit(loss)	0.0380	0.0377	0.0384	0.0383	0.0453	0.0372
Brokerage commissions	(0.0023)	(0.0022)	(0.0023)	(0.0023)	(0.0027)	(0.0023)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0284)	(0.0342)	(0.0197)	(0.0263)	(0.0232)	(0.0144)

Net asset value, end of period	$1.1858	$1.1652	$1.2157	$1.2001	$1.4322	$1.1855

Total Return: (a)

Total return before Performance fees	0.92%	0.42%	1.68%	1.13%	1.68%	2.20%
Performance fees	-0.60%	-0.60%	-0.60%	-0.60%	-0.60%	-0.73%
Total return after Performance fees	0.32%	-0.18%	1.08%	0.53%	1.08%	1.47%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	1.89%	2.39%	1.14%	1.69%	1.14%	0.63%
Performance fees	0.45%	0.45%	0.45%	0.45%	0.45%	0.58%
Expenses (including Performance fees)	2.34%	2.84%	1.59%	2.14%	1.59%	1.21%

Net investment income (loss)	-2.35%	-2.85%	-1.59%	-2.15%	-1.59%	-1.21%

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

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

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

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

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

As of June 30, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, Class DS, Class DT and Class I.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The six Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance and initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.   CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2011 and December 31, 2010 are as follows:

June 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(173)	$314,183	0.12%	$314,183	0.12%	September 11 - December 11
Currencies	5,200,269,159	390,515	0.15%	(3,304,427,181)	(886,143)	-0.33%	(495,628)	-0.18%	September 11
Energy	629	200,443	0.08%	(242)	182,710	0.07%	383,153	0.15%	July 11 - October 11
Interest rates	8,385	235,935	0.09%	—	—	0.00%	235,935	0.09%	September 11 - December 11
Metals	494	227,536	0.09%	(461)	(1,779,167)	-0.67%	(1,551,631)	-0.58%	July 11 - October 11
Stock indices	1,596	2,093,186	0.79%	(211)	(628,824)	-0.24%	1,464,362	0.55%	July 11 - September 11

Total		$3,147,615	1.20%		$(2,797,241)	-1.05%	$350,374	0.15%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	330	$586,527	0.22%	—	$—	0.00%	$586,527	0.22%	March 11
Currencies	2,852,187,119	6,292,330	2.41%	(1,929,042,262)	(3,230,067)	-1.24%	3,062,263	1.17%	March 11
Energy	1,501	4,746,214	1.82%	—	—	0.00%	4,746,214	1.82%	January 11 - April 11
Interest rates	3,883	382,086	0.15%	(600)	(37,834)	-0.01%	344,252	0.14%	March 11 - June 13
Metals	525	5,470,493	2.09%	(279)	(3,554,866)	-1.36%	1,915,627	0.73%	January 11 - April 11
Stock indices	3,492	(1,439)	0.00%	—	—	0.00%	(1,439)	0.00%	January 11 - March 11

Total		$17,476,211	6.69%		$(6,822,767)	-2.61%	$10,653,444	4.08%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Members’ Capital as of June 30, 2011 and December 31, 2010.

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

The Fund has determined that Level I securities would include most of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,757,100	$2,371,384	$385,716	$—
Short	$(1,911,098)	$(139,201)	$(1,771,897)	$—
	$846,002	$2,232,183	$(1,386,181)	$—

Forwards
Long	$390,515	$—	$390,515	$—
Short	$(886,143)	$—	$(886,143)	$—
	$(495,628)	$—	$(495,628)	$—

June 30, 2011	$350,374	$2,232,183	$(1,881,809)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$11,183,881	$7,332,217	$3,851,664	$—
Short	$(3,592,701)	$(37,835)	$(3,554,866)	$—
	$7,591,180	$7,294,382	$296,798	$—

Forwards
Long	$6,292,330	$—	$6,292,330	$—
Short	$(3,230,066)	$—	$(3,230,066)	$—
	$3,062,264	$—	$3,062,264	$—

December 31, 2010	$10,653,444	$7,294,382	$3,359,062	$—

The Fund’s volume of trading forwards and futures as of the period and year ended June 30, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended June 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2011 and 2010:

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(485,699)	$(460,044)
Currencies	1,891,159	1,450,312
Energy	(11,751,538)	5,711,913
Interest rates	18,098,300	13,234,889
Metals	(1,618,939)	(2,111,070)
Stock indices	(10,196,146)	(9,406,602)

Total	$(4,062,863)	$8,419,398

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(733,371)	$(660,691)
Currencies	(1,649,543)	567,525
Energy	(14,927,637)	(11,648,381)
Interest rates	23,797,914	34,919,814
Metals	(416,072)	(656,830)
Stock indices	(17,757,137)	(9,565,922)

Total	$(11,685,846)	$12,955,515

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

5. RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700, 000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended June 30, 2011 amounted to $13,849 of which $9,380 was payable to the Transfer Agent as of June 30, 2011.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an update to requirements relating to Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. MLAI does not believe the adoption of this update will have a material impact on the Fund’s financial statements.

7. SUBSEQUENT EVENTS

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$1.0328	$1.0669	$1.1277	$1.1575	$1.0771	$1.0787
2011	$1.1843	$1.2257	$1.2100	$1.2738	$1.2297	$1.1858

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$1.0294	$1.0625	$1.1222	$1.1508	$1.0700	$1.0707
2011	$1.1687	$1.2085	$1.1920	$1.2538	$1.2095	$1.1652

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$1.0366	$1.0722	$1.1347	$1.1661	$1.0864	$1.0895
2011	$1.2067	$1.2504	$1.2359	$1.3027	$1.2592	$1.2157

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$1.0394	$1.0741	$1.1357	$1.1660	$1.0854	$1.0874
2011	$1.1967	$1.2389	$1.2234	$1.2883	$1.2442	$1.2001

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$1.2212	$1.2631	$1.3368	$1.3738	$1.2799	$1.2835
2011	$1.4216	$1.4731	$1.4560	$1.5347	$1.4834	$1.4322

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2010	n/a	$1.0350	$1.0960	$1.1271	$1.0508	$1.0543
2011	$1.1730	$1.2163	$1.2029	$1.2688	$1.2272	$1.1855

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June, 2011, Fund capital increased 1.60% from $261,333,948 to $265,510,602.  This increase was attributable to the net gain from operations of $3,355,968, coupled with the redemption of 8,039,171 Redeemable Units resulting in an outflow of $9,758,748.  The cash outflow was offset with cash inflow of $10,579,434 due to subscription of 7,271,334 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indexes of financial assets such as stocks, domestic and global stock indexes, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s balance sheet.  Contracts are priced daily by the Fund and the gain or loss based on the daily mark to market are recorded as unrealized gains.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2011 to June 30, 2011

January 1, 2011 to March 31, 2011

The Fund experienced a net profit of $12,482,261 before brokerage commissions and related fees in the first quarter of 2011. The Fund’s profits were primarily attributed to energy, stock indices, and the agriculture sectors posting profits. The currencies, metals and interest rates sectors posted losses.

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

April 1, 2011 to June 30, 2011

The Fund experienced a net trading loss of $4,062,863 before brokerage commissions and related fees in the second quarter of 2011. The Fund’s profits were primarily attributed to the interest rates and the currency sectors posting profits. The agriculture, metals, stock indices and energy sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as inflation concerns resulted in much anticipated rate hikes from the European Central Bank and Riksbank. The Bank of England decided against a hike in rates even though there was continuing growth concerns but with inflation remaining at uneasy levels, speculation remained with regards to when the Bank of England would hike rates. Profits continued to be posted to the Fund in the middle of the quarter with positive returns in fixed income. As the month progressed, softness in U.S. jobless claims, the highest recorded in 8 months and regional manufacturing indices outweighed stronger payroll numbers. In Europe it was the same story with weak economic indicators and sentiment hitting the wires. During June positive returns in bonds and short rates resulted in profits posted to the Fund at the end of the quarter.

The currency sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter. The U.S. dollar suffered in connection with the Standard & Poor’s decision to downgrade the U.S. credit outlook to negative while the U.S. Federal Reserve kept rates on hold which highlighted the markets willingness to play the interest rate differential to the detriment of the U.S. dollar with the Australian dollar as a beneficiary. Losses were posted to the Fund in the middle through the end of the quarter. During the middle of the quarter, the fall in the Euro was driven by the European Central Bank’s diminishing expectations of aggressive rate hikes along with continuing speculation of supplementary aid requirements in Greece which intensified following German reports of an impasse at aid talks for Greece.  Eurozone worries and the standing of the U.S. economy enabled the Swiss franc to climb to a record high against the Euro and the U.S. dollar. The Fund reduced its risk in equities at the end of the quarter with risk aversion weighing heavily on market conviction.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund throughout the quarter due to global market volatility.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter only to be offset in the middle through the end of the quarter as the Fund decreased their metals exposure resulting in losses.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as U.S. housing data came in better than expected. Losses were posted to the Fund in the middle of the quarter as concern relating to economic growth and monetary tightening negatively impacted global markets and risk aversion was the prominent theme. Losses were posted to the Fund at the end of the quarter. June was influenced by continuing concerns regarding European sovereign debt and a financial stimulus for Greece. Headline and event risk arose on a continual basis as members of the Greek Parliament expressed conflicting views on restructuring and the cause of Greece’s failings but finally with repayment deadlines looming, an agreement was reached on the 24th of June for a new 120 billion Euro bailout for Greece.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as the Fund trimmed some risk in Energies following a sell off in West Texas Intermediate Crude. Losses were posted to the Fund in the middle of the quarter as the month started with the assassination of Osama Bin Laden which provided the catalyst for a four day rout in oil prices, with Brent falling 10% in one day, making it the biggest weekly drop in two and half years. Losses were posted to the Fund at the end of the quarter as the International Energy Agency made a surprise announcement to release 60 million barrels of oil in an attempt to lower energy prices and aid economic expectations in the U.S.

January 1, 2010 to June 30, 2010

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2011 and 2010 the Fund’s average Month-end Net Asset Value was $269,468,841 and $196,288,346, respectively.

June 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$446,611	0.17%	$964,806	$62,670
Currencies	3,495,664	1.30%	4,839,819	2,561,101
Energy	8,813,981	3.27%	9,948,030	6,582,149
Interest Rates	994,886	0.37%	1,508,474	628,854
Metals	1,854,197	0.69%	4,297,737	37,124
Stock Indices	10,607,594	3.94%	13,097,303	7,004,822
Total	$26,212,933	9.74%	$34,656,169	$16,876,720

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$808,600	0.41%	$1,471,254	$373,259
Currencies	673,017	0.34%	1,461,915	147,501
Energy	8,324,230	4.24%	12,600,870	4,370,752
Interest Rates	6,503,740	3.31%	10,459,661	3,628,050
Metals	948,371	0.48%	1,400,337	432,204
Stock Indices	5,268,396	2.68%	8,371,615	2,199,496

Total	$22,526,354	11.46%	$35,765,652	$11,151,262

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

The following were the primary trading risk exposures of the Fund as of June 30, 2011 by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Act Exchange of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) or Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1785
Feb-11	—	—	1.1843
Mar-11	—	—	1.2257
Apr-11	—	—	1.2100
May-11	—	—	1.2738
Jun-11	—	—	1.2297
Jul-11	—	—	1.1858

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1639
Feb-11	—	—	1.1687
Mar-11	—	—	1.2085
Apr-11	—	—	1.1920
May-11	—	—	1.2538
Jun-11	—	—	1.2095
Jul-11	—	—	1.1652

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1993
Feb-11	—	—	1.2067
Mar-11	—	—	1.2504
Apr-11	—	—	1.2359
May-11	—	—	1.3027
Jun-11	—	—	1.2592
Jul-11	—	—	1.2157

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1904
Feb-11	—	—	1.1967
Mar-11	—	—	1.2389
Apr-11	—	—	1.2234
May-11	—	—	1.2883
Jun-11	—	—	1.2442
Jul-11	—	—	1.2001

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,259,955	891,814	$1.4128
Feb-11	1,567,614	1,102,711	1.4216
Mar-11	3,639,208	2,470,442	1.4731
Apr-11	1,253,696	861,055	1.4560
May-11	1,597,202	1,040,726	1.5347
Jun-11	1,261,759	850,586	1.4834
Jul-11	390,628	272,747	1.4322

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	—	—	$1.1650
Feb-11	—	—	1.1730
Mar-11	—	—	1.2163
Apr-11	—	—	1.2029
May-11	—	—	1.2688
Jun-11	—	—	1.2272
Jul-11	—	—	1.1855

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

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02          Are filed herewith.

Exhibit 101     Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 12, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)