Form 10-Q
period 2011-09-30
ML BlueTrend FuturesAccess LLC
filed 2011-11-10
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011 198,225,916 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31 ,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $21,066,737 for 2011 and $27,101,098 for 2010)	$266,647,600	$263,142,606
Net unrealized profit on open futures contracts	5,827,581	8,372,030
Net unrealized profit on open forwards contracts	6,181,588	6,292,330
Cash and cash equivalents	217,722	200,000
Other assets	10,024	10,600

TOTAL ASSETS	$278,884,515	$278,017,566

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$10,126	$6,783
Sponsor and Advisory fees payable	2,359,141	11,174,911
Redemptions payable	1,019,033	1,259,957
Net unrealized loss on open futures contracts	1,502,036	780,850
Net unrealized loss on open forwards contracts	7,145,409	3,230,066
Other liabilities	286,327	231,051

Total liabilities	12,322,072	16,683,618

MEMBERS’ CAPITAL:
Members’ Interest (Units 198,225,916 and 199,711,080 Units outstanding; unlimited Units authorized)	266,562,443	261,333,948
Total members’ capital	266,562,443	261,333,948

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$278,884,515	$278,017,566

NET ASSET VALUE PER UNIT:

Class A	$1.1893	$1.1785
Class C	$1.1658	$1.1639
Class D	$1.2239	$1.1993
Class I	$1.2049	$1.1904
Class DS	$1.4419	$1.4128
Class DT	$1.1958	$1.1650

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
TRADING PROFIT (LOSS):

Realized, net	$1,091,468	$1,048,694	$19,813,936	$10,672,566
Change in unrealized, net	3,011,350	12,579,179	(7,291,720)	15,910,822
Brokerage commissions	(221,187)	(254,073)	(727,674)	(621,245)

Total trading profit (loss)	3,881,631	13,373,800	11,794,542	25,962,143

INVESTMENT INCOME (LOSS)
Interest	17,392	687	16,215	(748)

EXPENSES:
Management fee	1,262,405	1,104,940	3,803,869	3,037,665
Sponsor fee	197,767	201,499	614,503	543,241
Performance fee	620,207	3,031,767	1,878,168	5,642,313
Other	138,395	141,794	478,000	355,227
Total expenses	2,218,774	4,480,000	6,774,540	9,578,446

NET INVESTMENT LOSS	(2,201,382)	(4,479,313)	(6,758,325)	(9,579,194)

NET INCOME (LOSS)	$1,680,249	$8,894,487	$5,036,217	$16,382,949

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	3,885,042	4,353,327	4,051,431	3,736,827
Class C*	20,544,718	23,317,825	21,067,434	20,787,208
Class D*	12,285,319	12,285,319	12,285,319	11,881,301
Class I*	8,622,031	8,487,149	8,622,031	7,992,372
Class DS	120,690,663	107,015,907	118,458,585	96,137,026
Class DT**	33,083,939	46,613,590	35,108,682	53,392,215

Net income (loss) per weighted average Unit
Class A*	$0.0044	$0.0365	$0.0150	$0.0338
Class C*	$0.0007	$0.0334	$0.0058	$0.0345
Class D*	$0.0082	$0.0411	$0.0247	$0.0593
Class I*	$0.0048	$0.0373	$0.0145	$0.0541
Class DS	$0.0096	$0.0493	$0.0262	$0.0964
Class DT**	$0.0105	$0.0399	$0.0376	$0.0962

*Units issued on August 1, 2009.

**Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital September 30, 2011
Class A*	1,510,078	2,843,249	—	4,353,327	4,266,016	—	(613,029)	3,652,987
Class C*	9,725,362	14,066,831	(563,384)	23,228,809	22,460,685	—	(1,979,388)	20,481,297
Class D*	10,234,679	2,050,640	—	12,285,319	12,285,319	—	(82,000)	12,203,319
Class I*	4,622,411	3,948,545	(217,008)	8,353,948	8,622,031	—	(70,000)	8,552,031
Class DS	48,153,652	64,489,770	(2,668,473)	109,974,949	112,965,644	7,888,201	—	120,853,845
Class DT**	—	60,851,604	(19,177,491)	41,674,113	39,111,385	104,871	(6,733,819)	32,482,437

Total Members’ Units	74,246,182	148,250,639	(22,626,356)	199,870,465	199,711,080	7,993,072	(9,478,236)	198,225,916

*Units issued on August 1, 2009.

**Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2011
Class A*	$1,619,480	$3,109,070	$—	$126,239	$4,854,789	$5,027,628	—	$(743,757)	$60,680	$4,344,551
Class C*	10,404,329	15,150,516	(623,812)	717,026	25,648,059	26,142,926	—	(2,388,738)	122,970	23,877,158
Class D*	11,002,450	2,182,138	—	704,612	13,889,200	14,733,244	—	(100,360)	303,135	14,936,019
Class I*	4,987,007	4,217,095	(235,954)	432,536	9,400,684	10,263,653	—	(84,343)	125,072	10,304,382
Class DS	60,984,933	79,646,568	(3,423,232)	9,265,054	146,473,323	159,599,857	11,554,135	—	3,103,588	174,257,580
Class DT**	—	60,908,672	(20,363,942)	5,137,482	45,682,212	45,566,640	125,206	(8,169,865)	1,320,772	38,842,753

Total Members’ Capital	$88,998,199	$165,214,059	$(24,646,940)	$16,382,949	$245,948,267	$261,333,948	$11,679,341	$(11,487,063)	$5,036,217	$266,562,443

*Units issued on August 1, 2009.

**Units issued on February 1, 2010.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:
Net asset value, beginning of period	$1.1858	$1.1652	$1.2157	$1.2001	$1.4322	$1.1855

Net realized and net change in unrealized trading profit(loss)	0.0183	0.0180	0.0187	0.0185	0.0221	0.0183
Brokerage commissions	(0.0010)	(0.0010)	(0.0010)	(0.0010)	(0.0012)	(0.0010)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0139)	(0.0165)	(0.0096)	(0.0128)	(0.0113)	(0.0071)

Net asset value, end of period	$1.1893	$1.1658	$1.2239	$1.2049	$1.4419	$1.1958

Total Return: (a)

Total return before Performance fees	0.49%	0.24%	0.87%	0.59%	0.87%	1.13%
Performance fees	-0.25%	-0.25%	-0.25%	-0.25%	-0.25%	-0.32%
Total return after Performance fees	0.24%	-0.01%	0.62%	0.34%	0.62%	0.81%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	0.93%	1.18%	0.56%	0.83%	0.56%	0.30%
Performance fees	0.22%	0.22%	0.22%	0.22%	0.22%	0.29%
Expenses (including Performance fees)	1.15%	1.40%	0.78%	1.05%	0.78%	0.59%

Net investment income (loss)	-1.15%	-1.40%	-0.77%	-1.05%	-0.77%	-0.58%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:
Net asset value, beginning of period	$1.1785	$1.1639	$1.1993	$1.1904	$1.4128	$1.1650

Net realized and net change in unrealized trading profit(loss)	0.0563	0.0557	0.0571	0.0568	0.0674	0.0555
Brokerage commissions	(0.0033)	(0.0032)	(0.0033)	(0.0033)	(0.0039)	(0.0032)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0423)	(0.0507)	(0.0293)	(0.0391)	(0.0345)	(0.0216)

Net asset value, end of period	$1.1893	$1.1658	$1.2239	$1.2049	$1.4419	$1.1958

Total Return: (a)

Total return before Performance fees	1.42%	0.66%	2.57%	1.73%	2.57%	3.35%
Performance fees	-0.85%	-0.85%	-0.85%	-0.85%	-0.85%	-1.04%
Total return after Performance fees	0.57%	-0.19%	1.72%	0.88%	1.72%	2.31%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	2.83%	3.58%	1.70%	2.52%	1.70%	0.94%
Performance fees	0.68%	0.68%	0.68%	0.68%	0.68%	0.87%
Expenses (including Performance fees)	3.51%	4.26%	2.38%	3.20%	2.38%	1.81%

Net investment income (loss)	-3.50%	-4.25%	-2.37%	-3.20%	-2.37%	-1.80%

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

As of September 30, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, Class DS, Class DT and Class I.  Each Class of Units was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The six Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.  CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(394)	$1,647,883	0.62%	$1,647,883	0.62%	November 11 - December 11
Currencies	3,438,152,019	(7,145,409)	-2.68%	(2,766,123,530)	6,181,588	2.32%	(963,821)	-0.36%	December 11
Energy	215	(779,814)	-0.29%	(313)	914,480	0.34%	134,666	0.05%	October 11 - January 12
Interest rates	7,247	(285,216)	-0.11%	—	—	0.00%	(285,216)	-0.11%	December 11 - September 15
Metals	588	(12,870,695)	-4.83%	(851)	14,883,374	5.58%	2,012,679	0.75%	October 11 - January 12
Stock indices	109	234,050	0.09%	(1,371)	581,483	0.22%	815,533	0.31%	October 11 - January 12

Total		$(20,847,084)	-7.82%		$24,208,808	9.08%	$3,361,724	1.26%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	330	$586,527	0.22%	—	$—	0.00%	$586,527	0.22%	March 11
Currencies	2,852,187,119	6,292,330	2.41%	(1,929,042,262)	(3,230,067)	-1.24%	3,062,263	1.17%	March 11
Energy	1,501	4,746,214	1.82%	—	—	0.00%	4,746,214	1.82%	January 11 - April 11
Interest rates	3,883	382,086	0.15%	(600)	(37,834)	-0.01%	344,252	0.14%	March 11 - June 13
Metals	525	5,470,493	2.09%	(279)	(3,554,866)	-1.36%	1,915,627	0.73%	January 11 - April 11
Stock indices	3,492	(1,439)	0.00%	—	—	0.00%	(1,439)	0.00%	January 11 - March 11

Total		$17,476,211	6.69%		$(6,822,767)	-2.61%	$10,653,444	4.08%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Members’ Capital as of September 30, 2011 and December 31, 2010.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(13,701,675)	$(830,981)	$(12,870,694)	$—
Short	$18,027,220	$4,147,773	$13,879,447	$—
	$4,325,545	$3,316,792	$1,008,753	$—

Forwards
Long	$(7,145,409)	$—	$(7,145,409)	$—
Short	$6,181,588	$—	$6,181,588	$—
	$(963,821)	$—	$(963,821)	$—

September 30, 2011	$3,361,724	$3,316,792	$44,932	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$11,183,881	$7,332,217	$3,851,664	$—
Short	$(3,592,701)	$(37,835)	$(3,554,866)	$—
	$7,591,180	$7,294,382	$296,798	$—

Forwards
Long	$6,292,330	$—	$6,292,330	$—
Short	$(3,230,066)	$—	$(3,230,066)	$—
	$3,062,264	$—	$3,062,264	$—

December 31, 2010	$10,653,444	$7,294,382	$3,359,062	$—

The Fund’s volume of trading forwards and futures as of the period and year ended September 30, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended September 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2011 and 2010:

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$590,134	$130,090
Currencies	(2,578,984)	(1,128,671)
Energy	(12,506,256)	(6,794,343)
Interest rates	28,110,429	41,345,314
Metals	3,415,413	1,304,344
Stock indices	(12,927,918)	(22,334,518)

Total	$4,102,818	$12,522,216

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$399,184	$(261,508)
Currencies	626,783	1,194,308
Energy	(501,214)	(12,149,593)
Interest rates	12,671,706	47,591,519
Metals	477,946	(178,884)
Stock indices	(46,532)	(9,612,454)

Total	$13,627,873	$26,583,388

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of BlueCrest, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge BlueCrest to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by BlueCrest is sufficient to detect if any such intervention is needed.

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

5. RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700, 000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended September 30, 2011 amounted to $13,385 of which $9,059 was payable to the Transfer Agent as of September 30, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$1.0328	$1.0669	$1.1277	$1.1575	$1.0771	$1.0787	$1.0816	$1.0775	$1.1152
2011	$1.1843	$1.2257	$1.2100	$1.2738	$1.2297	$1.1858	$1.2197	$1.1897	$1.1893

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$1.0294	$1.0625	$1.1222	$1.1508	$1.0700	$1.0707	$1.0727	$1.0677	$1.1041
2011	$1.1687	$1.2085	$1.1920	$1.2538	$1.2095	$1.1652	$1.1976	$1.1671	$1.1658

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$1.0366	$1.0722	$1.1347	$1.1661	$1.0864	$1.0895	$1.0938	$1.0910	$1.1306
2011	$1.2067	$1.2504	$1.2359	$1.3027	$1.2592	$1.2157	$1.2521	$1.2228	$1.2239

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$1.0394	$1.0741	$1.1357	$1.1660	$1.0854	$1.0874	$1.0907	$1.0869	$1.1253
2011	$1.1967	$1.2389	$1.2234	$1.2883	$1.2442	$1.2001	$1.2349	$1.2049	$1.2049

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$1.2212	$1.2631	$1.3368	$1.3738	$1.2799	$1.2835	$1.2885	$1.2852	$1.3319
2011	$1.4216	$1.4731	$1.4560	$1.5347	$1.4834	$1.4322	$1.4750	$1.4405	$1.4419

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	n/a	$1.0350	$1.0960	$1.1271	$1.0508	$1.0543	$1.0592	$1.0571	$1.0962
2011	$1.1730	$1.2163	$1.2029	$1.2688	$1.2272	$1.1855	$1.2217	$1.1939	$1.1958

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash including restricted cash, and unrealized gain net of unrealized losses and (ii)

interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Fund capital increased 2.00% from $261,333,948 to $266,562,443.  This increase was attributable to the net gain from operations of $5,036,217, coupled with the redemption of 9,478,236 Redeemable Units resulting in an outflow of $11,487,063.  The cash outflow was offset with cash inflow of $11,679,341 due to subscriptions of 7,993,072 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2011 to September 30, 2011

January 1, 2011 to March 31, 2011

The Fund experienced a net profit of $12,482,261 before brokerage commissions and related fees in the first quarter of 2011. The Fund’s profits were primarily attributed to energy, stock indices, and the agriculture sectors posting profits. The currencies, metals and interest rates sectors posted losses.

The energy sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter.  Fears of a shortfall in oil supply in connection with the unrest in the Middle East and North Africa contributed to Brent oil climbing over 6% and tipping $100 a barrel for the first time since 2008. Gas oil and heating oil followed suit, rising over 6% in January. Profits continued to be posted in the middle of the quarter. In February, the market continued feeling pressure in connection with the unrest in the Middle East and North Africa. The main impact was felt by the spiraling price of oil as West Texas Intermediate rose above $100 a barrel while Brent crude oil traded $119.79, up over 12% on the month and its highest level in over 2 years. The unrest supported oil prices along with risk aversion as the market remained wary of rising oil prices impacting global growth resulting in profits posted to the Fund at the end of the quarter.

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

July 1, 2011 to September 30, 2011

The Fund experienced a net trading profit of $ 4,102,818 before brokerage commissions and related fees in the third quarter of 2011. The Fund’s profits were primarily attributed to the interest rates, metals and the agriculture sectors posting profits. The currencies, energy and the stock indices sectors posted losses.

The interest rate sector posted profits to the Fund.  Profits were posted to the Fund at the beginning through the middle of the quarter as U.S. and German bonds were the notable gainers. The quarter ended with profits posted to the Fund due to increasing positions in bonds.

The metals sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the quarter as gold reached an all-time high at the end of the month.  As gold reached a new record in the in middle of the quarter this was not enough to offset losses posted to the Fund. Profits were posted to the Fund at the end of the quarter as gold and silver prices reversed.

The agriculture sector posted profits to the Fund.  Losses were posted to the Fund at the beginning of the quarter due to global volatility. Profits were posted to the Fund in the middle through the end of the quarter.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter only to be offset in the middle of the quarter as the Swiss franc was close to parity with the euro.      Losses were posted to the Fund at the end of the quarter as the U.S. dollar had a strong month, rising significantly against all other G10 currencies as a flight to liquidity reaffirmed the U.S. dollar as the safe-haven currency of choice.

The energy sector posted losses to the Fund.   Profits were posted to the Fund at the beginning of the quarter only to be reversed in the middle of the quarter as oils sold off for most of the month. Losses were posted to the Fund at the end of the quarter as the Fund reduced its energy risk over the course of the month.

The stock indices sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter as the Fund reduced its risk in equities. Losses continued to be posted to the Fund in the middle of the quarter as European regulators coordinated a short-selling ban on certain financials stocks and index futures in a move to combat the spike in volatility. The quarter ended with profits being posted to the Fund due to the Fund increasing its positions in equities.

January 1, 2010 to September 30, 2010

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2011 and 2010 the Fund’s average Month-end Net Asset Value was $269,331,913 and $196,288,346, respectively.

September 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$1,800,749	0.67%	$5,636,681	$62,670
Currencies	2,858,071	1.06%	4,839,819	1,314,460
Energy	6,156,018	2.29%	9,948,030	697,631
Interest Rates	1,250,566	0.46%	2,202,564	628,854
Metals	5,252,916	1.95%	15,064,014	37,124
Stock Indices	7,802,925	2.90%	13,097,303	1,821,601
Total	$25,121,245	9.33%	$50,788,411	$4,562,340

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$775,533	0.37%	$1,471,254	$373,259
Currencies	1,525,173	0.73%	4,118,807	147,501
Energy	8,350,627	4.01%	12,600,870	4,370,752
Interest Rates	5,910,736	2.84%	10,459,661	3,352,084
Metals	1,378,676	0.66%	2,855,932	432,204
Stock Indices	6,000,646	2.88%	9,520,869	2,199,496

Total	$23,941,391	11.49%	$41,027,393	$10,875,296

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

The following were the primary trading risk exposures of the Fund as of September 30, 2011 by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Russell, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2011.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, South African rand and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Act Exchange of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) or Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1785
Feb-11	—	—	1.1843
Mar-11	—	—	1.2257
Apr-11	—	—	1.2100
May-11	—	—	1.2738
Jun-11	—	—	1.2297
Jul-11	—	—	1.1858
Aug-11	—	—	1.2197
Sep-11	—	—	1.1897
Oct-11	—	—	1.1893

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1639
Feb-11	—	—	1.1687
Mar-11	—	—	1.2085
Apr-11	—	—	1.1920
May-11	—	—	1.2538
Jun-11	—	—	1.2095
Jul-11	—	—	1.1652
Aug-11	—	—	1.1976
Sep-11	—	—	1.1671
Oct-11	—	—	1.1658

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1993
Feb-11	—	—	1.2067
Mar-11	—	—	1.2504
Apr-11	—	—	1.2359
May-11	—	—	1.3027
Jun-11	—	—	1.2592
Jul-11	—	—	1.2157
Aug-11	—	—	1.2521
Sep-11	—	—	1.2228
Oct-11	—	—	1.2239

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1904
Feb-11	—	—	1.1967
Mar-11	—	—	1.2389
Apr-11	—	—	1.2234
May-11	—	—	1.2883
Jun-11	—	—	1.2442
Jul-11	—	—	1.2001
Aug-11	—	—	1.2349
Sep-11	—	—	1.2049
Oct-11	—	—	1.2049

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,259,955	891,814	$1.4128
Feb-11	1,567,614	1,102,711	1.4216
Mar-11	3,639,208	2,470,442	1.4731
Apr-11	1,253,696	861,055	1.4560
May-11	1,597,202	1,040,726	1.5347
Jun-11	1,261,759	850,586	1.4834
Jul-11	390,628	272,747	1.4322
Aug-11	452,374	306,694	1.4750
Sep-11	131,699	91,426	1.4405
Oct-11	1,019,031	706,728	1.4419

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	—	—	$1.1650
Feb-11	—	—	1.1730
Mar-11	—	—	1.2163
Apr-11	—	—	1.2029
May-11	—	—	1.2688
Jun-11	—	—	1.2272
Jul-11	—	—	1.1855
Aug-11	—	—	1.2217
Sep-11	125,206	104,871	1.1939
Oct-11	—	—	1.1958

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

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02: Are filed herewith.

32.01 and
32.02 Section 1350 Certifications

Exhibit 32.01
and 32.02 Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 10, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)