Form 10-K
period 2011-12-31
ML BlueTrend FuturesAccess LLC
filed 2012-03-23
CIK 1471270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Classes A, C, D, I and M Units of Limited Liability Company Interest

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 29, 2012 Units of limited liability company interest with an aggregate Net Asset Value of $263, 018,072 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2011 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the year ended December 31, 2011, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML BLUETREND FUTURESACCESS LLC

ANNUAL REPORT FOR 2011 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

ML BlueTrend FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 8, 2008 and commenced trading activities in September 2008.  The Fund engages in the speculative trading of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“ML & Co.”). ML & Co. is a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).  Bank of America and its affiliates are sometimes referred to herein as (“BAC”).

The Fund is part of the Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), which has been sponsored and designed by MLAI to make available different managed futures and other commodity trading funds (the “FuturesAccess Funds”) to qualified investors.

BlueCrest Capital Management LLP. (“BlueCrest” or the “Trading Advisor”) is the trading advisor of the Fund.  The BlueCrest is registered under the Investment Advisers Act of 1940.  BlueCrest may delegate any of its duties and obligations under the advisory agreement to any of BlueCrest’s affiliated sub-investment managers, including (but not limited to) BlueCrest Capital Management Guernsey L.P. and BlueCrest Capital Management (Singapore) Pte. Ltd. The BlueCrest trading program (the “Trading Program”) for the Fund is a systematic trend-following program.  The Trading Program focuses on equity indexes, fixed income, foreign exchange (“F/X”), energy, metals, agriculturals and soft commodities.  See “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933 (the “Securities Act”).

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

As of December 31, 2011, the Net Asset Value of the Fund was $255,706,929. As of December 31, 2011, the Net Asset Value per Unit was $1.1479 for Class A, $1.1223 for Class C, $1.1857 for Class D, $1.1641 for Class I, $1.3968 for Class DS and $1.1614 for Class DT.  As of December 31, 2011, no Class M Units were issued.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit for Class A was $1.2738 (April 30, 2011) and the lowest was $1.0208 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class C was $1.2538 (April 30, 2011) and the lowest was $1.0199 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class D was $1.3027 (April 30, 2011) and the lowest was $1.0221 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class I was $1.2883 (April 30, 2011) and the lowest was $1.0211 (August 31, 2009). The highest month-end Net Asset Value per Unit for Class DS was $1.5347 (April 30, 2011) and the lowest was $1.0408 (September 30, 2008). The highest month-end Net Asset Value per Unit for Class DT was $1.2688 (April 30, 2011) and the lowest was $1.0350 (February 28, 2010).

(b)                             Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                              Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will continue in effect until December 31, 2012.  Thereafter, the advisory agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 120 days’ notice to the other party. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) the Trading Advisor may terminate the advisory agreement upon 90 days’ notice in the event that the Trading Advisor independently determines not to pursue, for any accounts, the trading strategy in which the Trading Advisor engages on behalf of the Fund; and (ii) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after due notice and an opportunity to cure.  The advisory agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program is a systematic trend follower, but its decision-making inputs are 100% technical.  The Trading Advisor aims to apply scientific techniques to the analysis and modeling of markets, thereby seeking to deliver reliable trading systems with absolute returns and superior risk and rewards.  Typically, the Fund trades daily futures across 150+ markets in equity indexes, fixed income, foreign exchange (“F/X”), energy, metals, agriculturals and soft commodities on the principal futures exchanges in the United States, the United Kingdom, Asia, Japan and Europe.

The Trading Program seeks to achieve long-term appreciation in the value of its assets and to maintain an exceptional risk/return ratio by focusing on continuous research and development.  The Trading Program’s systematic research team combines research, model development, implementation and execution functions. The Fund’s portfolio construction is regularly reviewed with a view to achieving its goal of delivering superior returns while maintaining diversity.

The trading strategy utilized by the Fund is a systematic trading model.  Capital allocation decisions between the models, between the markets within a model and individual buy and sell decisions within such markets are made on a systematic basis using quantitative analysis.

Forward Contracts and Counterparties

Markets

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2011 fiscal year.

Currently, the only forward contracts entered into by the Fund are currency forwards.  Merrill Lynch International Bank Ltd. (“MLIB”) is the only counterparty to these forward contracts.  MLIB is an affiliate of Bank of America.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit BlueCrest to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below.

Market Sectors

BlueCrest applies its proprietary systems to a broadly-diversified portfolio of futures and forward markets pursuant to their BlueTrend Program.  The Trading Program may trade in the following markets: CBOT, CME, EUREX, IME, LME, LIFFE, MATIF, ME, MEFF, NYMEX, NZFOE, SFE, SIMEX, TIFFE, TSE and may expand to include trading in other markets.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2011 fiscal year.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit BlueCrest to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2011 and 2010 are as follows:

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(197)	$(274,678)	-0.11%	$(274,678)	-0.11%	March 12
Currencies	6,770,615,245	722,550	0.28%	(8,432,761,854)	(364,849)	-0.14%	357,701	0.14%	March 12
Energy	870	214,461	0.08%	(191)	632,410	0.25%	846,871	0.33%	January 12 - April 12
Interest rates	11,566	6,486,099	2.54%	—	—	0.00%	6,486,099	2.54%	March 12 - September 15
Metals	432	(414,846)	-0.16%	(812)	845,125	0.33%	430,279	0.17%	January 12 - April 12
Stock indices	709	(197,303)	-0.08%	(1,064)	13,594	0.01%	(183,709)	-0.07%	January 12 - April 12

Total		$6,810,961	2.66%		$851,602	0.34%	$7,662,563	3.00%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	330	$586,527	0.22%	—	$—	0.00%	$586,527	0.22%	March 11
Currencies	2,852,187,119	6,292,330	2.41%	(1,929,042,262)	(3,230,067)	-1.24%	3,062,263	1.17%	March 11
Energy	1,501	4,746,214	1.82%	—	—	0.00%	4,746,214	1.82%	January 11 - April 11
Interest rates	3,883	382,086	0.15%	(600)	(37,834)	-0.01%	344,252	0.14%	March 11 - June 13
Metals	525	5,470,493	2.09%	(279)	(3,554,866)	-1.36%	1,915,627	0.73%	January 11 - April 11
Stock indices	3,492	(1,439)	0.00%	—	—	0.00%	(1,439)	0.00%	January 11 - March 11

Total		$17,476,211	6.69%		$(6,822,767)	-2.61%	$10,653,444	4.08%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2011 and 2010.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward FX markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 5% to 25% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is the Fund’s futures clearing broker.  MLPF&S is a BAC affiliate.  Certain of the Fund’s assets will be held in customer-segregated accounts at MLPF&S or its affiliates in cash or invested in Commodity Futures Trading Commission (“CFTC”) authorized investments for customer funds, including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds.  However certain of such assets are not required to be, and generally are not, held in customer segregated accounts.  For example, assets used as collateral for margin trading in the OTC forward markets, including assets held by MLIB as F/X prime broker and counterparty, are typically not segregated.

The bank accounts in which MLPF&S deposits Fund cash may be offset accounts, which are non-interest bearing demand deposit accounts maintained with banks unaffiliated with BAC.  MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates.  Offset account deposits reduce MLPF&S’ borrowing costs with these banks.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any MLPF&S liability.

MLAI, as sponsor of the Fund, has a general policy of maintaining exclusive clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.

Cash Management and Interest

The Fund generally will earn interest, as described below, on its cash, which is deemed to include, in addition to actual cash held by the Fund, its “open trade equity” i.e., equity attributable to unrealized gain and loss marked to market daily on open positions.  Cash is held primarily in U.S. dollars, and to a lesser extent in foreign currencies.  Cash does not include, and the Fund does not earn interest income on, the Fund’s gains or losses on its open forward, commodity option and certain non-U.S. futures positions since these gains and losses are not collected or paid until such positions are closed out.

The Fund’s cash may be greater than, less than or equal to the Fund’s Net Asset Value, on which the underlying redemption value of the Units is based, primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Fund’s cash, irrespective of how such cash is held or invested, at the most favorable rate payable by MLPF&S to accounts of BAC affiliates, which will consist of the current federal funds rate of interest minus a spread based on the currency held.  MLPF&S will receive the amount of the spread, in addition to any amounts it receives over the federal funds rate due to its investing activities, as well as any amounts it, or its affiliates, receive in brokerage commissions as described herein.  The Fund receives interest on its cash held in excess of margin.  MLPF&S retains the additional economic benefit derived from possession of the Fund’s cash, which includes the ability to invest such cash throughout cash management programs, which may include investments in vehicles managed or sponsored by MLPF&S or BAC affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, may lend certain currencies to, and borrow certain currencies from, the Fund.  In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits.  In doing so, MLPF&S follows its standard procedures for paying interest on the assets of the commodity pools sponsored by MLAI and other BAC affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2011, 2010 and the period ended 2009.

	2011		2010		2009
Charges	Dollar Amount	% of Average Month-End Net Assets (1)	Dollar Amount	% of Average Month-End Net Assets (1)	Dollar Amount	% of Average Month-End Net Assets (1)
Other Expenses	$593,820	0.22%	$649,724	0.28%	$293,309	0.48%
Sponsor fees	797,628	0.30%	751,285	0.32%	76,798	0.15%
Management fees	4,986,858	1.88%	4,237,743	1.83%	1,255,634	2.06%
Performance fees	667	0.00%	10,688,758	4.60%	839,877	1.38%
Total	$6,378,973	2.40%	$16,327,510	7.03%	$2,465,618	4.07%

(1) Not annualized

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerages commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Assets during 2011, 2010 and 2009 equaled $265,563,946, $218,928,048, and $61,066,568, respectively.

During 2011, the interest expense of the Fund was $10,526, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2010, the interest expense of the Fund was $(3,199), or approximately 0.00% of the

Fund’s average month-end Net Asset Values. During 2009, the Fund earned $7,933 in interest income, or approximately 0.01% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage commissions

During 2011, 2010 and 2009 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $6.59, $5.62 and, $6.85, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D, Class DS, Class DT and Class M Units do not pay Sponsor fees.

MLPF&S	Sales commissions

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

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

All classes pay a flat-rate monthly charge of 0.1667 of 1% of the Fund’s month-end assets (a 2.0% annual rate) except for Class DT which charges 1%. MLAI receives 50% of the management fees except for Class DT Units.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contacts may become subject to governmental regulation, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment advisor” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor will perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

Volatile Markets; Highly Leveraged Trading

Trading in the futures and OTC markets typically results in volatile performance.  Market price levels fluctuate dramatically and may be materially affected by unpredictable factors such as weather and governmental intervention.  The low margin requirements normally required in futures and OTC trading permit an extremely high degree of economic leverage.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although the Trading Advisor may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed or, even if executed, that it will be executed at the desired price or time.

Importance of General Market Conditions

Neither MLAI nor the Trading Advisor can predict or control overall market or economic conditions.  These conditions, however, can be expected to have a material effect on the performance of the Trading Program.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to the Fund from its banks, dealers and other counterparties is typically reduced in disrupted markets, which may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and can result in the Trading Advisor’s strategy performing with unprecedented volatility and risk.

Trend-Following Systems

Many technical trading systems are trend-following.  Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies

The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems

The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis

The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading

The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

Importance of Market Judgment

Although the Trading Advisor may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of the Trading Advisor’s personnel are often fundamental to the implementation of the Trading Program.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisor may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisor will, accordingly, often be based on less information and analysis than those available to competing investors.

Derivatives Risks Generally

The Trading Advisor may use derivative instruments in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Fund’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc.  This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the CFTC has announced intentions to interpret that definition in a manner that would require the Fund to limit its currency forward counterparties to a limited set of registered, regulated entities such as FCMs, “retail foreign exchange dealers,” and banks and broker-dealers engaging in “retail foreign exchange transactions.”  Limiting the Fund’s potential currency forward counterparties could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Trading in Options

The Trading Advisor may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve transaction costs.

Physical Commodities Trading in General

The Trading Advisor may engage in transactions that involve taking delivery of physical commodity assets such as agricultural commodities, freight, coal, oil, gas and electric power.  These investments are subject to risks that are not typically directly applicable to other financial instruments, such as: destruction; loss; industry-specific regulation, such as pollution control regulation; operating failures; and work stoppages.

Physical commodities trading, as opposed to commodity futures trading, is substantially unregulated, and if the Fund engages in this type of trading, it will not be assured the same access to these markets as it might have in a regulated context.

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets, in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

Currency-related investments are subject to the risk that the value of a particular currency will change in relation to the U.S. dollar, and the exchange rates of currencies may be highly volatile.  Among the factors that may affect currency values are direct government intervention, which is often intended specifically to change currency values, trade balances, the level of short-term interest rates differences in the relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

While the Trading Advisor may from time-to-time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

Off-Balance Sheet Risk

The Fund may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts , swaps and options contracts sold short.  In entering into these contracts, there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Redemptions by Other Trading Advisor Fund Investors

Investors in other funds or accounts implementing the Trading Program or similar strategies may be able to redeem their investments more frequently or on less prior notice than Investors in the Fund.  Redemptions by investors in these funds or withdrawals from accounts that have less restrictive redemption terms could have a material adverse impact on the Fund’s portfolio and could disadvantage Investors in certain circumstances.

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BAC.  In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  Particularly given the proprietary and/or systematic nature of the Trading Program, it is virtually impossible for MLAI to detect these changes.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the Trading Advisor from acquiring positions otherwise indicated by the Trading Program or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by the Trading Advisor are combined for purposes of calculating position limits.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement the Trading Program, in order to comply with such limits, even though the positions attributable to the Fund do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Fund to liquidate profitable positions, result in a tracking error between the Fund’s portfolio and the Trading Advisor’s standard trading program and cause the Fund to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, imposed a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and may have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  In the Fund’s case, if this aggregation is required, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearing corporation.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Fund has entered into a futures contract.

Trading on non-U.S. exchanges may involve the additional risks of expropriation, burdensome or confiscatory taxation (including taxes on specific trading activities), moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Fund’s trading activities.  The Fund could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had the Trading Advisor limited its trading to U.S. markets.

The U.S. tax treatment of non-U.S. futures trading may be adverse compared to the tax treatment of U.S. futures trading.  The profits and losses derived from trading non-U.S. futures and options will generally be denominated in non-U.S. currencies.  Consequently, the Fund will be subject to exchange-rate risk in trading those contracts.

Foreign Exchange Controls

Governments in non-U.S. markets may impose F/X controls at will, making it impossible to convert local currency into other currencies.  Should the Fund trade on futures exchanges outside the United States or otherwise invest in non-U.S. markets, these controls may effectively prevent Fund capital from being removed from a country where its futures contracts and other investments are traded.  In addition, certain countries do not have fully convertible currencies as a matter of policy, adding cost or delay to the trading of currency investments by the Fund.  The imposition of currency controls by a non-U.S. government may negatively affect performance and liquidity in the Fund as capital becomes trapped in that country.

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S in its capacity as clearing broker, MLIB as F/X prime broker and their affiliates could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  MLPF&S is required by CFTC regulations to segregate “customer funds” from its proprietary assets for futures and options trading on U.S. exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  If MLPF&S did not comply with the segregation requirement to the full extent required by law, the assets of the Fund might not be fully protected. Even given proper segregation, the Fund may be subject to a risk of loss of its funds.  For example, CFTC regulations permit FCMs to invest customer funds in a number of generally high quality and interest bearing financial instruments, which may prove to be riskier than expected and lose value, resulting in a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.  In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  In the case of a MLPF&S insolvency or inability to satisfy a substantial deficiency in other customer accounts, the Fund might recover, even in respect of “customer funds” specifically traceable to the Fund, only a pro rata share of all property available for distribution to all of MLPF&S’s customers.  In addition, if BAC directly or indirectly owns 10% or more of the Fund, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.

MLPF&S is required by CFTC regulations to maintain in a secure account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secure account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secure account.  Funds held in a secure account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, these funds are not subject to the same limitations on permissible investments applicable to funds subject to segregation.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

Collateral for OTC Transactions.  Cash pledged as collateral with the MLIB for F/X forwards or options on forwards or with any other OTC prime broker for trading other OTC investments is subject to the risk of the insolvency of MLIB or other OTC prime broker and unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured through the end of 2012.

Cash in Brokerage Accounts.  Cash in brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a brokerage account would far exceed the limit.

Direct Investments.  Fund investments in U.S. government securities are backed by the full faith and credit of the U.S. government.  To the extent the Fund makes investments in non-government securities it would be subject to a risk of loss that depended on the type of security.

By preferring its BAC affiliates in clearing and prime brokerage relationships, MLAI has historically maintained the vast majority of its cash in brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Rather, the BAC affiliate is entitled to invest these funds in assets of its choosing.

There are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.  Additionally, the participants in OTC markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  To the extent the Trading Advisor trades in offshore OTC markets, the Fund is subject to the credit risk of the counterparties with which it trades and deposits collateral, including that of MLIB.

If a party holds Fund assets, those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above and the party becomes insolvent, the Fund would be a general creditor of that party even in respect of property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use the MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to the MLPF&S and MLIB.  In addition, to the extent assets are held at entities other than the MLPF&S and MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The ongoing bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Insolvency of Dual-Registered Entities

MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the SEC and the CFTC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

Risk of Loss Due to Trading Errors and the Failure of Trading Systems

The Fund is subject to the risk of failures or inaccuracies in the trading systems of the Trading Advisor.  Trades for the Fund may be placed or executed in error due to technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties or execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best price on the exchange.  However, these rules may not be in place on the exchanges on which the Trading Advisor trades on behalf of the Fund and may not be enforced even if in effect.  These rules likely would not prevent the entry and execution of a trade entered close to the market price but at the wrong size.

The Fund is subject to the risk of the unavailability or failure of the computer systems of the exchanges on which the Trading Advisor trades.  Any such errors or failures could subject the Fund to substantial losses.

Market Disruptions; Government Intervention

The global financial markets have recently experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds, such as the funds from banks, dealers and other counterparties is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  The Reform Act requires that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.  Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has proposed to do so only in limited circumstances.  If these forwards and swaps are not so excluded, the Reform Act may require them, and other OTC contracts that the Fund may trade, to be cleared.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act includes a provision that has come to be known as the “Volcker Rule” that places significant limitations on the ability of a “banking entity” to sponsor or invest in hedge funds, private equity funds or similar funds (collectively, “private funds”). “Banking entity” generally includes a company that controls an FDIC-insured depository institution, such as BAC, or a non-U.S. bank that is treated as a bank holding company and any affiliate or subsidiary of any bank holding company, such as MLAI, and other systemically significant organizations regulated by the Federal Reserve.  Under certain circumstances the Volcker Rule will permit a banking entity to organize and make or retain a de minimis investment in a private fund, in connection with the banking entity’s fiduciary or investment advisory business.  The Volcker Rule is effective in July 2012 and provides for a conformance period of up to two years following the effective date.  However, the implementation of the Volcker rule requires additional rulemaking from multiple federal government agencies, including the SEC, CFTC, the Federal Reserve and various other banking regulators.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity. The unprecedented nature of negative credit rating actions with respect to U.S. government obligations makes the ultimate impact on global markets and the Fund’s business, financial condition and liquidity unpredictable.

Global markets and economic conditions have been negatively affected by the ability of certain European Union (“E.U.”) member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets, which may have an adverse effect on the Fund.

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

Item 4: Mine Safety Disclosures

Not applicable.

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

(b)                                 Holders:

As of December 31, 2011, there were 494 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1785
Feb-11	—	—	1.1843
Mar-11	—	—	1.2257
Apr-11	—	—	1.2100
May-11	—	—	1.2738
Jun-11	—	—	1.2297
Jul-11	—	—	1.1858
Aug-11	—	—	1.2197
Sep-11	—	—	1.1897
Oct-11	—	—	1.1893
Nov-11	—	—	1.1116
Dec-11	—	—	1.1277
Jan-12	—	—	1.1479
Feb-12	—	—	1.1585

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1639
Feb-11	—	—	1.1687
Mar-11	—	—	1.2085
Apr-11	—	—	1.1920
May-11	—	—	1.2538
Jun-11	—	—	1.2095
Jul-11	—	—	1.1652
Aug-11	—	—	1.1976
Sep-11	—	—	1.1671
Oct-11	—	—	1.1658
Nov-11	—	—	1.0887
Dec-11	—	—	1.1035
Jan-12	—	—	1.1223
Feb-12	—	—	1.1318

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1993
Feb-11	—	—	1.2067
Mar-11	—	—	1.2504
Apr-11	—	—	1.2359
May-11	—	—	1.3027
Jun-11	—	—	1.2592
Jul-11	—	—	1.2157
Aug-11	—	—	1.2521
Sep-11	—	—	1.2228
Oct-11	—	—	1.2239
Nov-11	—	—	1.1454
Dec-11	—	—	1.1634
Jan-12	—	—	1.1857
Feb-12	—	—	1.1982

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1904
Feb-11	—	—	1.1967
Mar-11	—	—	1.2389
Apr-11	—	—	1.2234
May-11	—	—	1.2883
Jun-11	—	—	1.2442
Jul-11	—	—	1.2001
Aug-11	—	—	1.2349
Sep-11	—	—	1.2049
Oct-11	—	—	1.2049
Nov-11	—	—	1.1266
Dec-11	—	—	1.1432
Jan-12	—	—	1.1641
Feb-12	—	—	1.1752

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,259,955	891,814	$1.4128
Feb-11	1,567,614	1,102,711	1.4216
Mar-11	3,639,208	2,470,442	1.4731
Apr-11	1,253,696	861,055	1.4560
May-11	1,597,202	1,040,726	1.5347
Jun-11	1,261,759	850,586	1.4834
Jul-11	390,628	272,747	1.4322
Aug-11	452,374	306,694	1.4750
Sep-11	131,699	91,426	1.4405
Oct-11	1,019,031	706,728	1.4419
Nov-11	—	—	1.3494
Dec-11	1,127,803	822,853	1.3706
Jan-12	3,423,754	2,451,141	1.3968
Feb-12	815,225	577,559	1.4115

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.1650
Feb-11	—	—	1.1730
Mar-11	—	—	1.2163
Apr-11	—	—	1.2029
May-11	—	—	1.2688
Jun-11	—	—	1.2272
Jul-11	—	—	1.1855
Aug-11	—	—	1.2217
Sep-11	125,206	104,871	1.1939
Oct-11	—	—	1.1958
Nov-11	237,648	212,186	1.1200
Dec-11	—	—	1.1386
Jan-12	—	—	1.1614
Feb-12	—	—	1.1743

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period ended December 31, 2009

Trading profit (loss)
Realized, net	$6,885,962	$36,984,257	$6,853,155
Change in unrealized, net	(2,990,881)	11,539,144	(1,740,277)
Brokerage commissions	(940,971)	(880,901)	(230,560)
Total trading profit (loss)	2,954,110	47,642,500	4,882,318

INVESTMENT INCOME (EXPENSE):
Interest	10,526	(3,199)	7,933

EXPENSES:
Management fees	4,986,858	4,237,743	1,255,634
Performance fees	667	10,688,758	839,877
Sponsor fees	797,628	751,285	76,798
Other	593,820	649,724	293,309
Total Expenses	6,378,973	16,327,510	2,465,618

NET INVESTMENT INCOME (LOSS)	(6,368,447)	(16,330,709)	(2,457,685)

NET INCOME (LOSS)	$(3,414,337)	$31,311,791	$2,424,633

Balance Sheet Data	December 31, 2011	December 31, 2010	December 31, 2009

Members’ Capital	$255,706,929	$261,333,948	$88,998,199
Net Asset Value per Series A Unit*	1.1479	1.1785	1.0724
Net Asset Value per Series C Unit*	1.1223	1.1639	1.0698
Net Asset Value per Series D Unit*	1.1857	1.1993	1.0750
Net Asset Value per Series I Unit*	1.1641	1.1904	1.0789
Net Asset Value per Series DS Unit	1.3968	1.4128	1.2665
Net Asset Value per Series DT Unit**	1.1614	1.1650	—

*Units issued on August 1, 2009.

**Units issued on February 1, 2010.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful financial information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0208	$1.0666	$1.0683	$1.1338	$1.0724
2010	$1.0328	$1.0669	$1.1277	$1.1575	$1.0771	$1.0787	$1.0816	$1.0775	$1.1152	$1.1493	$1.1128	$1.1785
2011	$1.1843	$1.2257	$1.2100	$1.2738	$1.2297	$1.1858	$1.2197	$1.1897	$1.1893	$1.1116	$1.1277	$1.1479

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0199	$1.0648	$1.0656	$1.1301	$1.0698
2010	$1.0294	$1.0625	$1.1222	$1.1508	$1.0700	$1.0707	$1.0727	$1.0677	$1.1041	$1.1369	$1.1000	$1.1639
2011	$1.1687	$1.2085	$1.1920	$1.2538	$1.2095	$1.1652	$1.1976	$1.1671	$1.1658	$1.0887	$1.1035	$1.1223

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0221	$1.0693	$1.0723	$1.1395	$1.0750
2010	$1.0366	$1.0722	$1.1347	$1.1661	$1.0864	$1.0895	$1.0938	$1.0910	$1.1306	$1.1666	$1.1310	$1.1993
2011	$1.2067	$1.2504	$1.2359	$1.3027	$1.2592	$1.2157	$1.2521	$1.2228	$1.2239	$1.1454	$1.1634	$1.1857

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0211	$1.0673	$1.0693	$1.1355	$1.0789
2010	$1.0394	$1.0741	$1.1357	$1.1660	$1.0854	$1.0874	$1.0907	$1.0869	$1.1253	$1.1601	$1.1236	$1.1904
2011	$1.1967	$1.2389	$1.2234	$1.2883	$1.2442	$1.2001	$1.2349	$1.2049	$1.2049	$1.1266	$1.1432	$1.1641

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0408	$1.1416	$1.1916	$1.2227
2009	$1.2096	$1.2138	$1.2009	$1.1446	$1.1820	$1.1543	$1.1572	$1.1827	$1.2374	$1.2409	$1.3191	$1.2665
2010	$1.2212	$1.2631	$1.3368	$1.3738	$1.2799	$1.2835	$1.2885	$1.2852	$1.3319	$1.3743	$1.3324	$1.4128
2011	$1.4216	$1.4731	$1.4560	$1.5347	$1.4834	$1.4322	$1.4750	$1.4405	$1.4419	$1.3494	$1.3706	$1.3968

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	$1.0350	$1.0960	$1.1271	$1.0508	$1.0543	$1.0592	$1.0571	$1.0962	$1.1318	$1.0980	$1.1650

2011	$1.1730	$1.2163	$1.2029	$1.2688	$1.2272	$1.1855	$1.2217	$1.1939	$1.1958	$1.1200	$1.1386	$1.1614

ML BLUETREND FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2011

Type of Pool: Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:  $4,741,759

Current Capitalization:  $4,193,083

Worst Monthly Drawdown(2):  (6.95)% (May 2010)

Worst Peak-to-Valley Drawdown(3):  (12.73)% (April 2011 — October 2011)

Net Asset Value per Unit for Class A, December 31, 2011:  $1.1479

Monthly Rates of Return (4)

Month	2011	2010	2009
January	0.49%	(3.69)%	0.00%
February	3.50	3.30	—
March	(1.28)	5.70	—
April	5.27	2.64	—
May	(3.46)	(6.95)	—
June	(3.57)	0.15	—
July	2.86	0.27	—
August	(2.46)	(0.38)	2.08
September	(0.03)	3.50	4.49
October	(6.53)	3.06	0.16
November	1.45	(3.18)	6.13
December	1.79	5.90	(5.42)

Compound Annual Rate of Return	(2.60)%	9.89%	7.23%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 14.79%.

ML BLUETREND FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $25,586,362

Current Capitalization:   $22,481,105

Worst Monthly Drawdown(2):  (7.02)% (May 2010)

Worst Peak-to-Valley Drawdown(3):  (13.71)%  (April 2011 — October  2011)

Net Asset Value per Unit for Class C, December 31, 2011:   $1.1223

Monthly Rates of Return (4)

Month	2011	2010	2009
January	0.41%	(3.77)%	0.00%
February	3.41	3.22	—
March	(1.37)	5.62	—
April	5.18	2.55	—
May	(3.53)	(7.02)	—
June	(3.66)	0.07	—
July	2.78	0.19	—
August	(2.55)	(0.47)	1.99
September	(0.11)	3.41	4.40
October	(6.61)	2.97	0.08
November	1.36	(3.25)	6.05
December	1.70	5.81	(5.34)
Compound Annual Rate of Return	(3.57)%	8.80%	6.93%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 12.23%.

ML BLUETREND FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $13,431,625

Current Capitalization:   $14,469,483

Worst Monthly Drawdown(2):  (6.83)% (May 2010)

Worst Peak-to-Valley Drawdown(3):  (12.07)%  ( April 2011 — October 2011 )

Net Asset Value per Unit for Class D, December 31, 2011:   $1.1857

Monthly Rates of Return (4)

Month	2011	2010	2009
January	0.62%	(3.57)%	0.00%
February	3.62	3.43	—
March	(1.16)	5.83	—
April	5.40	2.77	—
May	(3.34)	(6.83)	—
June	(3.45)	0.29	—
July	2.99	0.39	—
August	(2.34)	(0.26)	2.21
September	0.09	3.63	4.62
October	(6.41)	3.18	0.28
November	1.57	(3.05)	6.27
December	1.92	6.04	(5.66)

Compound Annual Rate of Return	(1.13)%	11.56%	7.56%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 18.57%.

ML BLUETREND FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:  $9,752,894

Current Capitalization:   $9,593,056

Worst Monthly Drawdown(2):  (6.91)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (12.55)%  ( April 2011 — October 2011)

Net Asset Value per Unit for Class I, December 31, 2011:   $1.1641

Monthly Rates of Return (4)

Month	2011	2010	2009
January	0.53%	(3.66)%	0.00%
February	3.53	3.34	—
March	(1.25)	5.74	—
April	5.30	2.67	—
May	(3.42)	(6.91)	—
June	(3.54)	0.18	—
July	2.90	0.30	—
August	(2.43)	(0.35)	2.11
September	—	3.53	4.52
October	(6.50)	3.09	0.19
November	1.47	(3.15)	6.19
December	1.83	5.95	(4.98)
Compound Annual Rate of Return	(2.21)%	10.33%	7.89%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 16.41%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2008

Aggregate Subscriptions:   $150,776,392

Current Capitalization:   $170,839,099

Worst Monthly Drawdown(2):  (6.84)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (12.07)%  ( April 2011 — October 2011)

Net Asset Value per Unit for Class DS, December 31, 2011:  $1.3968

Monthly Rates of Return (4)

Month	2011	2010	2009	2008
January	0.62%	(3.57)%	(1.08)%	—
February	3.62	3.43	0.35	—
March	(1.16)	5.83	(1.06)	—
April	5.41	2.77	(4.69)	—
May	(3.34)	(6.84)	3.27	—
June	(3.45)	0.28	(2.34)	—
July	2.99	0.39	0.25	—
August	(2.34)	(0.26)	2.20	—
September	0.10	3.63	4.63	4.08%
October	(6.42)	3.18	0.28	9.68
November	1.57	(3.05)	6.30	4.38
December	1.92	6.03	(3.99)	2.62

Compound Annual Rate of Return	(1.13)%	11.55%	3.29%	22.27%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 39.68%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2010

Aggregate Subscriptions:   $1,419,361

Current Capitalization:   $34,131,104

Worst Monthly Drawdown(2):  (6.77)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (-11.73)%  ( April 2011 - October 2011)

Net Asset Value per Unit for Class DT, December 31, 2011:  $1.1614

Monthly Rates of Return (4)

Month	2011	2010
January	0.69%	0.00%
February	3.69	3.50
March	(1.10)	5.89
April	5.48	2.84
May	(3.28)	(6.77)
June	(3.40)	0.33
July	3.05	0.46
August	(2.28)	(0.20)
September	0.16	3.70
October	(6.34)	3.25
November	1.66	(2.99)
December	2.00	6.10
Compound Annual Rate of Return	(0.31)%	16.50%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 16.14%.

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

Results of Operations

General

BlueCrest’s objective in providing trading management services is to effect appreciation of the assets of its clients through the speculative trading of financial instruments, which includes, without limitation, futures contracts that are now traded, or may be traded in the future, on exchanges located in the United States and abroad in equity indexes, fixed income, FX, energy, metals, agriculturals and soft commodities.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Total Trading
Year ended December 31, 2011	Profit (Loss)
Stock Indices	$(34,077,798)
Metals	(503,473)
Agricultural Commodities	(399,800)
Currencies	(2,053,075)
Energy	(6,001,826)
Interest Rates	46,931,053
Subtotal	3,895,081
Brokerage Commissions	(940,971)
Total	$2,954,110

The Fund experienced a net profit of $3,895,081 before brokerage commissions and related fees for the year ended December 31, 2011. The Fund’s profits were primarily attributed to the interest rate sector posting profits. The agriculture, metals, currencies, energy and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Eurozone fears moderately subsided following increased speculation of an expansion to the European Financial Stability Facility but there remains an underlying detrimental current with Portuguese 10 year yields remaining at high levels despite a well received bond auction mid month. European inflationary concerns have remained while the United Kingdom experienced a surprisingly weak gross domestic product figure. Losses were posted to the Fund in the middle of the first quarter. Aside from events in the Middle East and North Africa, the earthquake which hit Christchurch diminished expectations of further rate hikes from the RBNZ (Reserve Bank of New Zealand) as prospects for the economy looked bleak. Losses continued to be posted to the Fund at the end of the first quarter. March evolved into one of the most challenging months in recent times as events dominated financial markets. Instability in the Middle East and North Africa intensified in Libya, and Japan suffered a devastating earthquake and tsunami. Profits were posted to the Fund at the beginning of the second quarter as inflation concerns resulted in much anticipated rate hikes from the European Central Bank and Riksbank. The Bank of England decided against a hike in rates even though there were continuing growth concerns, but with inflation remaining at uneasy levels, speculation remained with regards to when the Bank of England would hike rates. Profits continued to be posted to the Fund in the middle of the second quarter with positive returns in fixed income. As the month progressed, softness in U.S. jobless claims, the highest recorded in 8 months and regional manufacturing indices outweighed stronger payroll numbers. In Europe it was the same story with weak economic indicators and sentiment hitting the wires. During June positive returns in bonds and short rates resulted in profits posted to the Fund at the end of the second quarter. Profits were posted to the Fund at the beginning through the middle of the third quarter as U.S. and German bonds were the notable gainers. The third quarter ended with profits posted to the Fund due to increasing positions in bonds. Losses were posted to the Fund at the beginning of the fourth quarter only to be reversed in the middle of the quarter. Profits were posted to the Fund in the middle of the fourth quarter due to the Fund’s bond sector, in which the Fund is net long with Australian bond futures being a major contributor to returns. Profits were posted to the Fund at the end of the fourth quarter as the bond markets providing the strongest monthly returns with the top contribution coming from long positions in the Japanese bond futures.

The agriculture sector posted losses to the Fund.  Profits were posted to the Fund at the beginning through the middle of the first quarter only to be reversed at the end of the first quarter. Losses were posted to the Fund in the second quarter and third quarters due to global volatility. Shift in sentiment led to markets moving sharply against the Fund’s established positions at the beginning of the fourth quarter resulting in losses posted to the Fund. Profits were posted to the Fund in the middle of the fourth quarter only to be reversed at the end of the fourth quarter.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to unrest in the global markets as the end of January saw a significant shock to risk following geo-political unrest in Egypt which could spread to nearby Middle Eastern countries. Profits were posted to the Fund in the middle of the first quarter only to be reversed at quarter’s end. Instability in the Middle East and North Africa intensified in Libya during March. Profits were posted to the Fund at the beginning of the second quarter only to be offset in the middle through the end of the second quarter as the Fund decreased their metals exposure resulting in losses. Profits were posted to the Fund at the beginning of the third quarter as gold reached an all-time high at the end of the month.  As gold reached a new record in the in middle of the third quarter this was not enough to offset losses posted to the Fund. Profits were posted to the Fund at the end of the third quarter as gold and silver prices reversed. Losses were posted to the Fund at the beginning of the fourth quarter as the shift in sentiment led to markets moving sharply against the Fund’s established positions. Losses were posted to the Fund in the middle of the fourth quarter as base metals, including copper, tended to follow the prevailing market sentiment, with prices falling through the month before staging a rally into months end. Profits were posted to the Fund at the end of the fourth quarter as the Fund’s were correctly positioned as both precious and base metals, saw markets decline into year’s end.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to global market volatility. Profits were posted to the Fund in the middle through the end of the first quarter. The Japanese yen repatriation pushed the currency to record highs in March before the G7 (Canada, France, Germany, Italy, Japan, United Kingdom and the United States) agreed to coordinate intervention for the first time in over a decade to weaken the Japanese yen. Profits were posted to the Fund at the beginning of the second quarter. The U.S. dollar suffered in connection with the Standard & Poor’s decision to downgrade the U.S. credit outlook to negative while the U.S. Federal Reserve kept rates on hold which highlighted the markets willingness to play the interest rate differential to the detriment of the U.S. dollar with the Australian dollar as a beneficiary. Losses were posted to the Fund in the middle through the end of the second quarter. During the middle of the quarter, the fall in the Euro was driven by the European Central Bank’s diminishing expectations of aggressive rate hikes along with continuing speculation of supplementary aid requirements in Greece which intensified following German reports of an impasse at aid talks for Greece.  Eurozone worries and the standing of the U.S. economy enabled the Swiss franc to climb to a record high against the Euro and the U.S. dollar. The Fund reduced its risk in equities at the end of the second quarter with risk aversion weighing heavily on market conviction. Profits were posted to the Fund at the beginning of the third quarter only to be offset in the middle of the quarter as the Swiss franc was close to parity with the euro. Losses were posted to the Fund at the end of the third quarter as the U.S. dollar had a strong month, rising significantly against all other G10 currencies as a flight to liquidity reaffirmed the U.S. dollar as the safe-haven currency of choice. The currency sector posted losses to the Fund at the beginning of the fourth quarter as the U.S. dollar, as observed through the trade weighted index, fell heavily. The majority of November saw markets in risk off mode as the continued lack of credible solutions to the Euro sovereign debt crisis left markets unsettled resulting in losses posted to the Fund. Profits were posted to the Fund at the end of the fourth quarter as currency markets saw the continued strengthening of the U.S. dollar and weakening of the EUR to the low point of the year.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter.  Fears of a shortfall in oil supply in connection with the unrest in the Middle East and North Africa contributed to Brent oil climbing and tipping $100 a barrel for the first time since 2008. Gas oil and heating oil followed suit, rising in January. Profits continued to be posted in the middle of the first quarter. In February, the market continued feeling pressure in connection with the unrest in the Middle East and North Africa. The main impact was felt by the spiraling price of oil as West Texas Intermediate rose above $100 a barrel while Brent crude oil traded $119.79, up over 12% on the month and its highest level in over 2 years. The unrest supported oil prices along with risk aversion as the market remained wary of rising oil prices impacting global growth resulting in profits posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter as the Fund trimmed some risk in Energies following a selloff in West Texas Intermediate Crude. Losses were posted to the Fund in the middle of the second quarter as the month started with the assassination of Osama Bin Laden which provided the catalyst for a four day rout in oil prices, with Brent falling 10% in one day, making it the biggest weekly drop in two and half years. Losses were posted to the Fund at the end of the second quarter as the International Energy Agency made a surprise announcement to release 60 million barrels of oil in an attempt to lower energy prices and aid economic expectations in the U.S.  Profits were posted to the Fund at the beginning of the third quarter only to be reversed in the middle of the quarter as oils sold off for most of the month. Losses were posted to the Fund at the end of the third quarter as the Fund reduced its energy risk over the course of the month. Losses were posted to the Fund at the beginning of the fourth quarter as the shift in sentiment led to markets moving sharply against the Fund’s established positions. Profits were posted to the Fund in the middle of the fourth quarter as West Texas Intermediate crude surged above $100 a barrel mid-month finishing the month up, while speculation of warmer than normal weather and high inventories helped drive down natural gas prices, which fell over the month. Losses were posted to the Fund at the end of the fourth quarter as most markets fell over the course of December, with the largest drop being seen in Natural Gas which fell due to increasing production and slowing demand.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Over the course of the month of January the trading program trimmed risk in equities. Profits continued to be posted to the Fund in the middle of the first quarter. Prior to the Libyan unrest, equities markets were bid as the conflict in Egypt subsided following the announcement that President Mubarak was to step down. FTSE (Financial Times and London Stock Exchange) futures traded above 6000 for the first time since 2008 while ESTOXX (European Stock Exchange) traded above 3000. Profits were posted to the Fund at the end of the first quarter as the trading program reduced risk in equities early in March but reestablished equity risk as markets settled into month’s end. Profits were posted to the Fund at the beginning of the second quarter as U.S. housing data came in better than expected. Losses were posted to the Fund in the middle of the second quarter as concern relating to economic growth and monetary tightening negatively impacted global markets and risk aversion was the prominent theme. Losses were posted to the Fund at the end of the second quarter. June was influenced by continuing concerns regarding European sovereign debt and a financial stimulus for Greece. Headline and event risk arose on a continual basis as members of the Greek Parliament expressed conflicting views on restructuring and the cause of Greece’s failings but finally with repayment deadlines looming, an agreement was reached on the 24th of June for a new 120 billion Euro bailout for Greece. Losses were posted to the Fund at the beginning of the third quarter as the Fund reduced its risk in equities. Losses continued to be posted to the Fund in the middle of the third quarter as European regulators coordinated a short-selling ban on certain financial stocks and index futures in a move to combat the spike in volatility. The third quarter ended with profits being posted to the Fund due to the Fund increasing its positions in equities. Losses were posted to the Fund at the beginning of the fourth quarter due to the shift in sentiment led to markets moving sharply against the Fund’s established trading program positions. Losses were posted to the Fund in the middle of the fourth quarter.

Total Trading
Year ended December 31, 2010	Profit (Loss)
Stock Indices	$7,216,549
Metals	4,175,627
Agricultural Commodities	645,680
Currencies	4,109,014
Energy	(898,266)
Interest Rates	33,274,797
Subtotal	48,523,401
Brokerage Commissions	(880,901)
Total	$47,642,500

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

The stock indices sector posted profits to the Fund. Losses were initially posted to the Fund at the beginning of the first quarter due to continued rumors of the Chinese tightening lending and comments from the Obama administration about risks and banking practices. The S&P500 Index fell to trade at a two and a half month low while Eurostoxx and the Nikkei also fell in January. Losses were posted to the Fund in the middle of the first quarter as equities continued to post losses. Equity strength was sustained through the month of March as the S&P500 broke key upper resistance levels amid more upbeat language from the Federal Open Market Committee, stating on March 16th that the labor market is “stabilizing”. The first quarter ended with profits being posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter with the losses hedged in part by the trading programs bid in the short end of the fixed income curve. Losses continued to be posted to the Fund in the middle of the second quarter as returns had been adversely affected by a period of high volatility as global macroeconomic uncertainty dominated the financial markets. In addition, the “flash-crash” event of May 6th added further to market volatility as the S&P500 dropped significantly in one session. The Dow Jones Industrial Average and the Dow Jones Eurostoxx dropped over the month of May due to considerable volatility causing losses in the equities sector. Losses were posted to the Fund at the end of the second quarter as macroeconomic data through June was generally weak due to a bearish nonfarm payroll figure on June 4th setting the tone for the month of June. Equities were equally range bound, with the Dow Jones Eurostoxx trading up and ending the month down which adversely affected the trading program’s predominantly long exposure to equity indices. Losses were posted to the Fund at the beginning of the third quarter. The month of July began with weak macroeconomic data in Europe, Asia and the U.S. with initial jobless claims on July 1st setting the tone. As the month progressed, healthy second quarter earnings in the U.S. and fading concern of a persistent banking crisis in Europe saw equity indices rise steadily along with the Fund’s risk allocation. Infrequent surprises to the downside via weak macro prints ended up yielding losses as the main indices reacted accordingly. Losses were posted to the Fund in the middle of the third quarter. Positive data surprises were relatively few in August while there were several disappointments in U.S. housing related data, an uptrend in jobless claims, and private payrolls did not increase as much as was hoped for. A more robust September saw performance in the Fund’s trading program led by significant returns in equities resulting in profits being posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter. A continuation of the stellar performance of last month continued with returns in October influenced by noteworthy contributions from equities. U.S. economic figures avoided any major disappointments with Q3 Gross Domestic Product estimates in line with consensus while retail sales and existing home sales grew. Also, the British Government introduced the Comprehensive Spending Review with the announcement of large scale public sector job cuts, deemed a proactive step towards stabilizing the economy. A volatile month with returns in November impaired by insecurities relating to the European Sovereign debt crisis which weighed on the trading program’s long equity exposure resulted in losses posted to the Fund in the middle of the fourth quarter. With Ireland finally submitting to the inevitable and applying for a bail out and questions arising as per the austerity of other PIIGS nations namely, Portugal, Italy and Greece there was a clamor for safe haven assurance with equity markets retracing gains as they realized the full extent of the European desolation. A strong month for returns in December with noteworthy performance attributed to equities resulting in profits posted to the Fund at the end of the fourth quarter. With the holiday season at the forefront of market thoughts, liquidity was the focus in the few weeks of December with Christmas volumes prevailing in the latter part. Price action was dominated by rebalancing flow while the general market theme remained focused on the ongoing macro recovery.

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

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Trend went into the month long high beta currencies. Despite the trading program largely reducing its long positions in the New Zealand dollar versus the U.S. dollar, the pair still ended the month of January posting losses to the Fund. The trading program held short conviction in the euro and the British pound as the region suffered with the Greek sovereign debt situation aggravating an already bleak economic outlook resulting in profits being posted to the Fund in the middle of the quarter. The focus of broad macroeconomic concern remains the consequences of a cross the curve and the consequences of a strong U.S. dollar on commodities positioning and the market reversal triggered by monetary policy “exit strategy”.  The first quarter ended with profits being posted to the Fund. Profits were posted to the Fund at the beginning of the second quarter amidst considerable macroeconomic instability. Losses were posted to the Fund in the middle of the second quarter as the euro was heavily sold against the U.S. dollar as market participants reduced exposure to the PIGS crisis (Portugal, Ireland, Greece and Spain).  Losses continued to be posted to the Fund at the end of the second quarter due to the effect of a sharp market reversal caused by abrupt shifts in monetary policy and the effect of a stronger U.S. dollar on the trading program’s long positioning in dollar denominated risky assets. Losses were posted to the Fund at the beginning of the third quarter. Underperformance came from short positions in the euro as it strengthened against the U.S. dollar with the disparity between

U.S. macro weakness and burgeoning eurozone stability forcing a rally over the month. Profits were posted to the Fund in the middle of the third quarter as returns remained constant after a period of global economic uncertainty prevailed. Profits were posted to the Fund at the end of the third quarter due to the much publicized Bank of Japan intervention which may herald other central bank intervention, while the U.S. Congress passed the Currency Reform for Fair Trades Act, a signal to China on its exchange rate policies. Profits were posted to the Fund at the beginning of the fourth quarter. The price action in October was dictated by speculation pertaining to the quantitative easing the U.S. Federal Reserve was to announce at the Federal Open Market Committee meeting, due to take place in early November. Assumptions affiliated to the structure of U.S. Federal Reserve measures were the primary cause of excessive swings as rhetoric and commentary from U.S. Federal Reserve officials impacted markets, primarily the U.S. dollar, although losses were stemmed as quantitative easing expectations were reined in. Losses were posted to the Fund in the middle of the fourth quarter. November started in colossal fashion with risky assets rallying as the U.S. Federal Reserve’s long awaited announcement of Quantitative Easing round 2 in which it plans to purchase $600 billion of Treasuries by the second quarter of 2011. With most of the Quantitative Easing already priced in, the market quickly shifted to the eurozone anguish which had been simmering beneath the surface while the media preferred to focus on the U.S. Federal Reserve. November saw increased euro weakness with the euro and the U.S. dollar falling and returns in the FX sector down while returns in bonds and short rates also came in below par. Profits were posted to the Fund at the end of the fourth quarter as eurozone sovereign worries calmed when Ireland’s parliament passed the International Monetary Fund’s bailout plan which had been reaffirmed by the European Central Bank increasing its financial support for the region. In addition the United States extended cuts in payroll taxes and unemployment benefits helping fuel the positive sentiment.

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

Total Trading
Year ended December 31, 2009	Profit (Loss)
Stock Indices	$6,832,896
Metals	41,606
Agricultural Commodities	(259,796)
Currencies	(1,372,119)
Energy	(1,594,326)
Interest Rates	1,464,617
Subtotal	5,112,878
Brokerage Commissions	(230,560)
Total	$4,882,318

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

Profits were posted to the Fund at the beginning of the fourth quarter due to key macroeconomic data releases, including improved household and business confidence. Fixed income futures rallied as sentiment began to swing back towards interest rates being on hold for an extended period of time. The long equities positions rallied for the reasons outlined earlier with the Fund viewing most dips within the month of October as buying opportunities. Losses were posted to the Fund in the energy sector due to long positions in crude oil and refined energy products after unexpected buildup in inventories caused a large sell off. The currency sector also posted profits to the Fund.  The United States dollar Index Future traded down to levels not seen since September 2008 as Central Banks and macro funds shunned the United States dollar on improving global sentiment. The agriculture sector posted profits to the Fund due to short wheat positions which benefited from bearish harvest yields pushing it to a year low. The metals sector also posted profits to the Fund due to long gold and silver positions, the former trading above $1000. Profits were posted to the Fund in the middle of the fourth quarter due to large fixed income and equity long positions. On the macroeconomics front a number of better than expected U.S. figures and comments from the U.S. Federal Reserve Chairman Ben Bernanke signaling interest rates would remain on hold for an extended period of time resulted in short positions in interest rates to post profits to the Fund and stock indices to bounce from their selloff in October. Despite fears of a Dubai default at the end of November the stock indices posted profits to the Fund due to gains in the Standard & Poors 500 Index, the Financial Times and Stock Exchange and Deutscher Aktien-Index up at the end of the month. Energies posted losses for the Fund trading in a relatively narrow range as the model retained its long albeit much reduced oil and oil products position against short positions in natural gas.  Currencies posted profits to the Fund due to the Fund’s continuing to hold short positions in the U.S. dollar. The metals sector posted profits to the Fund due to the rise in gold with its best monthly return in ten months and silver also rallied but not as high as gold. Most agricultural positions were much reduced as wheat rallied and soy moved higher resulting in profits being posted to the Fund. Losses were posted to the Fund at the end of the fourth quarter as its long positions in equities failed to offset the losses sustained from rising yields and volatile energy prices. Profits were posted to the Fund in stock indices due to its long positions across all indices.  Small cap outperformed large cap as the Russell 2000 was the program’s best monthly performer. Interest rates posted losses to the Fund as better than expected economic figures plus continued comments from the U.S. Federal Reserve stating interest rates will remain low caused inflation expectations to rise and subsequently, yields to rise. Short rates and bonds were aggressively sold off in relatively thin markets amid a high supply of new issues. Unlike previous months, positive data in December fed into the U.S. dollar strength as the U.S. Dollar Index Futures index climbed resulting in losses being posted to the Fund. The Fund was positioned to gain from the U.S. dollar weakness plus the New Zealand dollar and the Norwegian krone only to be reversed in December resulting in losses. Long positions were held across all energy products in with an emphasis in oil. West Texas Intermediate Crude Oil prices fell in the beginning of December only to rebound by the end of the month as the energy sector posted losses to the Fund. The agriculture sector posted losses to the Fund due to the volatile crop markets. The Fund was not positioned for the selloff in precious metals resulting in losses being posted to the Fund at the end of the fourth quarter.

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

The Fund’s management fees and Sponsor fees are a constant percentage of the Fund’s assets.  Brokerage commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The performance fees payable to BlueCrest are based on the New Trading Profits generated by the Fund excluding interest and prior to reduction for Sponsor fees.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2011 and 2010, the Fund’s average month-end Net Asset Value was approximately $265,563,946 and $218,928,048, respectively.

December 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	2,259,899	0.85%	5,636,681	62,670
Currencies	2,768,609	1.04%	4,839,819	1,314,460
Energy	4,953,874	1.87%	9,948,030	697,631
Interest Rates	4,140,634	1.56%	14,926,446	628,854
Metals	4,688,135	1.77%	15,064,014	37,124
Stock Indices	6,324,817	2.38%	13,097,303	1,513,823

Total	25,135,968	9.47%	63,512,293	4,254,562

December 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$589,374	0.27%	$1,471,254	$27,599
Currencies	2,287,660	1.04%	5,514,820	147,501
Energy	6,721,998	3.07%	12,600,870	1,640,134
Interest Rates	7,741,202	3.54%	15,950,486	3,352,084
Metals	1,485,764	0.68%	2,855,932	432,204
Stock Indices	5,960,442	2.72%	9,520,869	2,199,496

Total	$24,786,440	11.32%	$47,914,231	$7,799,018

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

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2011, by market sector.

Interest Rates

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2011. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese Yen, British Pound and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

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

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2011

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2011	2011	2011	2010	2010	2010	2010
Total Income (Loss)	$(8,846,121)	$3,899,023	$(4,326,468)	$12,238,202	$21,677,906	$13,374,487	$(11,857,170)	$24,444,078
Total Expenses	(395,567)	$2,218,774	$213,611	4,342,155	6,749,064	4,480,000	(1,850,661)	6,949,107
Net Income (Loss)	$(8,450,554)	$1,680,249	$(4,540,079)	$7,896,047	$14,928,842	$8,894,487	$(10,006,509)	$17,494,971

Net Income (Loss) per	$(0.0425)	$0.0084	$(0.0228)	$0.0394	$0.0743	$0.0440	$(0.0491)	$0.1107
weighted average Unit (1)

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2011, the Fund’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)    Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 36 years old, has been the Chief Executive Officer and President of the Sponsor since August 2009.  Mr. Ferri has been listed as a principal of the Sponsor since July 29, 2008.  He has been registered with the CFTC as an associated person of the Sponsor since September 11, 2009.  He has served as Managing Director within the BAC Global Wealth & Investment Management group (“GWIM”) and the Global Wealth and Retirement Solutions group (“GWRS”) since January 2007, and has been responsible for heading GWIM’s Alternative Investments business since August 2009 and was responsible for platform and product management for the business from January 2007 until taking over as head in August 2009.  Prior to his role in GWRS, Mr. Ferri was a Director in MLPF&S Global Private Client Market Investments & Origination group from January 2005 to January 2007 where he was responsible for the structured fund business for Merrill Lynch wealth management, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team from January 2003 to January 2005.  In addition, from August 2009 to October 2010, Mr. Ferri served as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of ML & Co., and served as President of each of IQ’s publicly traded closed-end mutual fund companies.  Prior to joining BAC in January 2002 as Vice President and Co-Head of Analytic Development, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC, an on-line investment advice and retirement education company, from June 1999 to January 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co., a global financial services company, from June 1997 to June 1999, as an associate in the bank’s wealth management business for high-net worth individuals where he was responsible for the development and implementation of a wealth management client account trading system. Mr. Ferri was listed as a principal and registered as an associated person of BACAP Alternative Advisors, Inc., a commodity pool operator, from January 8, 2010 to May 5, 2010 and January 14, 2010 to May 5, 2010, respectively, where he was responsible for supervision of certain unregistered “fund of hedge fund” investment vehicles.  He was also listed as a principal of Banc of America Investment Advisors, Inc., an investment adviser and an indirect, wholly-owned subsidiary of Bank of America where he was responsible for supervision of certain registered and unregistered “fund of hedge fund” investment vehicles from January 8, 2010 to September 21, 2010 and January 14, 2010 to September 21, 2010, respectively.  Mr. Ferri holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer and Vice President for MLAI. Ms. Kocsis, 45 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within the Bank of America Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 42 years old, has been a Vice President of MLAI since March 2008 and Managing Director of the GWIM Alternative Investments Group since January 2009. As Managing Director of GWIM AI, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Global Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for BAC’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 35 years old, has been a Managing Director within GWRS responsible for alternative investment distribution for BAC since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining BAC in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 41 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GWRS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining BAC in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from August  2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career in September 1992 in investment banking followed by Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch is a Vice President and Manager of MLAI.  Ms. Rusch, 44 years old, has been a Vice President of MLAI since June 2008 and Managing Director of the GWIM Alternative Investment Group since January 2012. As Managing Director of GWIM Alternative Investment Ms. Rusch heads Alternative Investment Platform Management.  Prior to her role, Ms. Rusch was a Director responsible for overseeing GWIM’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds from June 2005 to October 2010. Prior to her role in GWRS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

MLAI acts as the sponsor, general partner or manager to nine public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act: Aspect Futures Access LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, MAN AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)          Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

Code of Ethics:

MLAI and BAC have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays brokerage commissions to an affiliate of MLAI and Sponsor fees and management fees to MLAI.  MLAI also receives management fees.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability member interests. The Fund is managed by its Manager, MLAI.)

(b)           Security Ownership of Management:

As of December 31, 2011 MLAI owned no Unit-equivalent Member interests. The principals of MLAI did not own any Units, and BlueCrest did not own any Units.

(c)           Changes in Control:

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)           Transactions between BAC and the Fund

Some of the service providers to the Fund are affiliates of BAC. However, none of the fees paid by the Fund to such BAC affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

The Fund pays indirectly BAC through MLPF&S and MLAI substantial brokerage commissions and Sponsor fees and management fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the BAC organization, MLAI is the beneficiary of the revenues received by different BAC entities from the Fund.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

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

In 2011 the Fund expensed:  (i) brokerage commissions of $940,971 to MLPF&S and $4,986,858 in management fees earned by BlueTrend and MLAI, (ii) Sponsor fees of $797,628 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

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

Item 14: Principal Accounting Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, in connection with the audit of the Fund’s financial statements, review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2011 and 2010 were $162,750 and $162,750, respectively.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2011 related to the Fund.

(c)           Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2011 and 2010 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)           All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2011 and 2010 for professional services rendered to the Fund

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.             Financial Statements (found in Exhibit 13.01):

2.             Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML BlueTrend FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on September 29, 2009 (“Registration Statement”).

3.02	Second Amended and Restated Limited Liability Company Operating Agreement of ML BlueTrend FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on March 6, 2012.

10.01	Customer Agreement between ML BlueTrend FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Registration Statement.

10.02	Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management LLP.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Report on Form 10-K for the year-ended December 31, 2010, filed on March 15, 2011.

10.03	Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management LLP.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on May 9, 2011.

13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrell Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC
By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 23, 2012
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 23, 2012
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

s/ Deann Morgan	Vice President and Manager	March 23, 2012
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 23, 2012
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 23, 2012
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 23, 2012
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML BLUETREND FUTURESACCESS LLC

2011 FORM 10-K

INDEX TO EXHIBITS

Exhibit 13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications