Form 10-Q
period 2012-03-31
ML BlueTrend FuturesAccess LLC
filed 2012-05-11
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012 196,993,738  units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31 ,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $27,701,619 for 2012 and $32,737,871 for 2011)	$258,490,708	$251,731,199
Net unrealized profit on open futures contracts	1,510,613	8,182,457
Net unrealized profit on open forwards contracts	307,311	722,550
Cash and cash equivalents	340,385	416,407
Other assets	10,000	10,000

TOTAL ASSETS	$260,659,017	$261,062,613

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$11,604	$11,735
Sponsor and Advisory fees payable	457,730	463,369
Redemptions payable	1,094,426	3,423,988
Net unrealized loss on open futures contracts	2,727,938	877,595
Net unrealized loss on open forwards contracts	2,177,865	364,849
Other liabilities	203,894	214,148

Total liabilities	6,673,457	5,355,684

MEMBERS’ CAPITAL:
Members’ Interest (196,993,738 Units and 195,820,060 Units outstanding; unlimited Units authorized)	253,985,560	255,706,929
Total members’ capital	253,985,560	255,706,929

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$260,659,017	$261,062,613

NET ASSET VALUE PER UNIT:

Class A	$1.1262	$1.1479
Class C	$1.0984	$1.1223
Class D	$1.1677	$1.1857
Class I	$1.1432	$1.1641
Class DS	$1.3756	$1.3968
Class DT	$1.1461	$1.1614

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2012	March 31, 2011
TRADING PROFIT (LOSS):

Realized, net	$8,493,650	$13,078,483
Change in unrealized, net	(10,750,442)	(596,222)
Brokerage commissions	(255,384)	(242,279)

Total trading profit (loss), net	(2,512,176)	12,239,982

INVESTMENT INCOME:
Interest, net	(10,086)	(1,780)

EXPENSES:
Management fee	1,222,975	1,247,033
Sponsor fee	182,184	211,202
Performance fee	—	2,703,010
Other	123,274	180,910
Total expenses	1,528,433	4,342,155

NET INVESTMENT LOSS	(1,538,519)	(4,343,935)

NET INCOME (LOSS)	$(4,050,695)	$7,896,047

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,650,121	4,206,087
Class C	19,876,428	21,903,330
Class D	12,203,319	12,285,319
Class I	8,204,983	8,622,031
Class DS	125,427,417	115,416,079
Class DT	28,767,271	37,824,088

Net income (loss) per weighted average Unit
Class A	$(0.0216)	$0.0319
Class C	$(0.0233)	$0.0299
Class D	$(0.0180)	$0.0366
Class I	$(0.0203)	$0.0330
Class DS	$(0.0217)	$0.0425
Class DT	$(0.0140)	$0.0387

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

(unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital March 31, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012
Class A	4,266,016	—	(132,591)	4,133,425	3,652,987	—	(254,766)	3,398,221
Class C	22,460,685	—	(1,625,329)	20,835,356	20,030,472	—	(690,348)	19,340,124
Class D	12,285,319	—	—	12,285,319	12,203,319	—	—	12,203,319
Class I	8,622,031	—	—	8,622,031	8,241,031	—	(108,144)	8,132,887
Class DS	112,965,644	4,464,967	—	117,430,611	122,303,205	3,892,794	—	126,195,999
Class DT	39,111,385	—	(3,661,922)	35,449,463	29,389,046	—	(1,665,858)	27,723,188

Total Members’ Units	199,711,080	4,464,967	(5,419,842)	198,756,205	195,820,060	3,892,794	(2,719,116)	196,993,738

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2012
Class A	$5,027,628	$—	$(160,563)	$134,308	$5,001,373	$4,193,083	$—	$(287,303)	$(78,850)	$3,826,930
Class C	26,142,926	—	(1,962,350)	655,535	24,836,111	22,481,105	—	(774,267)	(463,985)	21,242,853
Class D	14,733,244	—	—	450,058	15,183,302	14,469,482	—	—	(220,061)	14,249,421
Class I	10,263,653	—	—	284,464	10,548,117	9,593,056	—	(128,518)	(166,966)	9,297,572
Class DS	159,599,857	6,466,777	—	4,909,518	170,976,152	170,839,098	5,473,509	—	(2,716,897)	173,595,710
Class DT	45,566,640	—	(4,386,243)	1,462,164	42,642,561	34,131,105	—	(1,954,095)	(403,936)	31,773,074

Total Members’ Capital	$261,333,948	$6,466,777	$(6,509,156)	$7,896,047	$269,187,616	$255,706,929	$5,473,509	$(3,144,183)	$(4,050,695)	$253,985,560

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:
Net asset value, beginning of period	$1.1479	$1.1223	$1.1857	$1.1641	$1.3968	$1.1614

Net realized and net change in unrealized trading profit(loss)	(0.0099)	(0.0096)	(0.0103)	(0.0101)	(0.0122)	(0.0102)
Brokerage commissions	(0.0011)	(0.0011)	(0.0012)	(0.0011)	(0.0014)	(0.0011)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0001)	(0.0000)
Expenses	(0.0107)	(0.0132)	(0.0065)	(0.0097)	(0.0075)	(0.0040)

Net asset value, end of period	$1.1262	$1.0984	$1.1677	$1.1432	$1.3756	$1.1461

Total Return: (a)

Total return before Performance fees	-1.91%	-2.16%	-1.54%	-1.81%	-1.54%	-1.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.04%
Total return after Performance fees	-1.91%	-2.16%	-1.54%	-1.81%	-1.54%	-1.34%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	0.92%	1.17%	0.55%	0.82%	0.55%	0.30%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	0.03%
Expenses (including Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.33%

Net investment income (loss)	-0.92%	-1.17%	-0.54%	-0.82%	-0.54%	-0.33%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML BlueTrend FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on May 8, 2008 and commenced trading activities on September 1, 2008. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. BlueCrest Capital Management L.P. (“BlueCrest” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Fund’s forward contracts broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

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

2.  CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	437	$846,169	0.33%	(585)	$(276,751)	-0.11%	$569,418	0.22%	May 12 - June 12
Currencies	10,054,494,656	307,311	0.12%	(13,753,608,168)	(2,177,865)	-0.86%	(1,870,554)	-0.74%	June 12
Energy	808	(1,576,991)	-0.62%	(179)	454,270	0.18%	(1,122,721)	-0.44%	April 12 - July 12
Interest rates	8,112	(79,586)	-0.03%	(65)	(6,271)	0.00%	(85,857)	-0.03%	June 12 - March 16
Metals	479	(1,263,642)	-0.50%	(613)	698,102	0.27%	(565,540)	-0.23%	April 12 - July 12
Stock indices	2,798	(198,685)	-0.08%	(35)	186,060	0.07%	(12,625)	-0.01%	April 12 - July 12

Total, net		$(1,965,424)	-0.78%		$(1,122,455)	-0.45%	$(3,087,879)	-1.23%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(197)	$(274,678)	-0.11%	$(274,678)	-0.11%	March 12
Currencies	6,770,615,245	722,550	0.28%	(8,432,761,854)	(364,849)	-0.14%	357,701	0.14%	March 12
Energy	870	214,461	0.08%	(191)	632,410	0.25%	846,871	0.33%	January 12 - April 12
Interest rates	11,566	6,486,099	2.54%	—	—	0.00%	6,486,099	2.54%	March 12 - September 15
Metals	432	(414,846)	-0.16%	(812)	845,125	0.33%	430,279	0.17%	January 12 - April 12
Stock indices	709	(197,303)	-0.08%	(1,064)	13,594	0.01%	(183,709)	-0.07%	January 12 - April 12

Total, net		$6,810,961	2.66%		$851,602	0.34%	$7,662,563	3.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2012 and December 31, 2011.

3. FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading account on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding year is reported on the Statements of Operations.

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

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

The Fund has determined that Level I securities would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(2,272,735)	$(1,028,295)	$(1,244,440)	$—
Short	1,055,410	337,573	717,837	—
	(1,217,325)	(690,722)	(526,603)	—

Forwards
Long	307,311	—	307,311	—
Short	(2,177,865)	—	(2,177,865)	—
	(1,870,554)	—	(1,870,554)	—

March 31, 2012	$(3,087,879)	$(690,722)	$(2,397,157)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$6,088,411	$6,503,257	$(414,846)	$—
Short	1,216,451	1,402,763	(186,312)	—
	7,304,862	7,906,020	(601,158)	—

Forwards
Long	722,550	—	722,550	—
Short	(364,849)	—	(364,849)	—
	357,701	—	357,701	—

December 31, 2011	$7,662,563	$7,906,020	$(243,457)	$—

The Fund’s volume of trading forwards and futures as of the period and year ended March 31, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the quarter ended March 31, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2012 and 2011:

	For the three months ended	For the three months ended
	March 31, 2012	March 31, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(1,531,616)	$25,655
Currencies	(4,313,260)	(440,847)
Energy	11,716,104	17,463,458
Interest rates	(8,405,879)	(4,863,418)
Metals	(4,925,962)	(492,131)
Stock indices	5,203,821	789,544

Total, net	$(2,256,792)	$12,482,261

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.  MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of BlueCrest, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge BlueCrest to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by BlueCrest is sufficient to detect if any such intervention if needed.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Portfolio Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized gain or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.  RELATED PARTY TRANSACTIONS

Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI performs the transfer agent and investor services functions for the Fund.  The agreement with the transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2012 amounted to $13,098, of which $8,870 was payable to the Transfer Agent as of March 31, 2012.

6.  SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financials were able to be issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is a useful performance measure for the investors of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2011	$1.1843	$1.2257	$1.2100
2012	$1.1585	$1.1711	$1.1262

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2011	$1.1687	$1.2085	$1.1920
2012	$1.1318	$1.1431	$1.0984

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2011	$1.2067	$1.2504	$1.2359
2012	$1.1982	$1.2127	$1.1677

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2011	$1.1967	$1.2389	$1.2234
2012	$1.1752	$1.1884	$1.1432

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2011	$1.4216	$1.4731	$1.4560
2012	$1.4115	$1.4287	$1.3756

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2011	$1.1730	$1.2163	$1.2029
2012	$1.1743	$1.1893	$1.1461

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading account, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Fund capital decreased 0.67% from $255,706,929 to $253,985,560.  This decrease was attributable to the net loss from operations of $4,050,695, coupled with the redemption of 2,719,116 Redeemable Units resulting in an outflow of $3,144,183.  The cash outflow was offset with cash inflow of $5,473,509 due to subscriptions of 3,892,794 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statement of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits. When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profits (losses) and changes in unrealized profits (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Interest Rates and Income

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Member is individually responsible for reporting income or loss based on such Member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-

than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2008.

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

Results of Operations

January 1, 2012 to March 31, 2012

January 1, 2012 to March 31, 2012

The Fund experienced a net trading loss of $2,256,792 before brokerage commissions and related fees in the first quarter of 2012. The Fund’s profits were primarily attributable to the energy and the stock indices sectors posting profits. The agriculture, currency, metals, and the interest rate sectors posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Long oil positions performed well due to the increasing oil prices spurred by the likelihood of sanctions being imposed on Iran. Profits were posted to the Fund in the middle of the quarter. Iran’s continued nuclear aspirations and the resulting sanctions contributed to a supply fear rally in oil which the Fund captured given its net long energies position. Profits were posted to the Fund at the end of the quarter due to the Fund’s short position in natural gas, which benefitted from the continued fall in prices as a result of excess supply.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. January’s market conditions became increasingly risk-seeking, fuelled by large liquidity infusions globally. The risk-seeking sentiment was evident in equity markets with the Standard & Poors 500 and the MSCI World up in January.  Profits were posted to the Fund in the middle of the quarter due to the Fund’s net long equities exposure generated gains following the rally seen in those markets. Profits were posted to the Fund at the end of the quarter as equity markets were up in the U.S., however down in Europe.

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter as agricultures in general were on a downward path.  Losses were posted to the Fund in the middle of the quarter as agricultures were mixed with no consistency of price moves across markets. Profits were posted to the Fund at the end of the quarter with gains from crops.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The International Monetary Fund cut its forecast for global growth in 2012 and in 2013. Europe may go into recession this year, but the severity is uncertain. European leaders made yet another attempt to put fiscal rules in place and to enhance their financial firepower to regain investor confidence. However, the fiscal compact may lack the weight to provide a solid anchor for monetary union. Greece remains an unresolved issue and even if the private sector initiative is finalized, the market appears skeptical on the effectiveness of a new economic program and hence expects debt workouts may be recurrent. Losses were posted to the Fund in the middle of the quarter. In the U.K., the Bank of England added funds to their quantitative easing program. In Japan, the central bank announced further monetary stimulus, resulting in the Japanese yen depreciating against U.S. dollar during the month. Losses were posted to the Fund at the end of the quarter as markets continue to be volatile.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter.  The metals markets were up January which moved against the Fund’s short positions. Losses were posted to the Fund in the middle of the quarter as metals ended broadly flat with most exhibiting a fall at the end of February. Losses were posted to the Fund at the end of the quarter as metals were generally down.

The interest rate sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the quarter. Short term interest rates performed well following support for a low rate environment by various central banks with long Eurodollar and Euribor positions being among the Fund’s top performing markets. Losses were posted to the Fund in the middle of the quarter as unclear direction in fixed income markets, resulted in the fund’s net long bonds and short term rates exposure detracting from performance. Losses were posted to the Fund at the end of the quarter. The month began with the Fund a net long fixed income position and therefore experienced losses as a result of the extreme upward moves in yields mid-month in which the resulting increase in price volatility saw the Fund trim positions within the sector, remaining net long in aggregate however with reduced positions.

January 1, 2011 to March 31, 2011

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2012 and 2011 the Fund’s average Month-end Net Asset Value was approximately $258,602,200 and $265,787,211, respectively.

March 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$3,531,803	1.37%	$3,779,394	$3,372,313
Currencies	11,602,072	4.49%	12,415,413	11,078,143
Energy	6,963,647	2.69%	7,451,820	6,649,181
Interest Rates	532,526	0.21%	569,858	508,478
Metals	3,507,750	1.36%	3,753,654	3,349,346
Stock Indices	78,306	0.03%	83,796	74,770

Total	$26,216,104	10.15%	$28,053,935	$25,032,231

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$70,031	0.03%	$75,291	$62,670
Currencies	2,861,905	1.08%	3,076,861	2,561,101
Energy	9,140,117	3.44%	9,826,628	8,179,436
Interest Rates	702,714	0.26%	755,494	628,854
Metals	41,484	0.02%	44,600	37,124
Stock Indices	12,182,296	4.58%	13,097,303	10,901,863

Total	$24,998,547	9.41%	$26,876,177	$22,371,048

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLIB

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

The following were the primary trading risk exposures of the Fund as of March 31, 2012 by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund also takes positions in the government debt of smaller nations (e.g., Australia). MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

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

Stock Indices

The Fund’s primary equity exposure is to FTSE, OMXS30 and the S&P 500 equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Swedish Krona.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012  that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 23, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1479
Feb-12	—	—	1.1585
Mar-12	—	—	1.1711
Apr-12	—	—	1.1262

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1223
Feb-12	—	—	1.1318
Mar-12	—	—	1.1431
Apr-12	—	—	1.0984

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1857
Feb-12	—	—	1.1982
Mar-12	—	—	1.2127
Apr-12	—	—	1.1677

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1641
Feb-12	—	—	1.1752
Mar-12	—	—	1.1884
Apr-12	—	—	1.1432

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$3,423,754	2,451,141	$1.3968
Feb-12	815,225	577,559	1.4115
Mar-12	1,234,531	864,094	1.4287
Apr-12	1,094,425	795,598	1.3756

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1614
Feb-12	—	—	1.1743
Mar-12	—	—	1.1893
Apr-12	—	—	1.1461

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C, Class DS and Class DT Units are not subject to any sales commissions.

(b) Not applicable.
(c) Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02: Are filed herewith.

32.01 and
32.02 Section 1350 Certifications

Exhibit 32.01
and 32.02 Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1) These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 11, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)