Form 10-Q
period 2012-06-30
ML BlueTrend FuturesAccess LLC
filed 2012-08-14
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012 158,905,108 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $20,350,918 for 2012 and $32,737,871 for 2011)	$196,541,972	$251,731,199
Net unrealized profit on open futures contracts	7,039,366	8,182,457
Net unrealized profit on open forwards contracts	1,483,629	722,550
Cash	502,745	416,407
Other assets	13,093	10,000

TOTAL ASSETS	$205,580,805	$261,062,613

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$21,500	$11,735
Sponsor and Advisory fees payable	405,072	463,369
Redemptions payable	2,552,453	3,423,988
Net unrealized loss on open futures contracts	1,593,316	877,595
Net unrealized loss on open forwards contracts	3,239,577	364,849
Other liabilities	287,012	214,148

Total liabilities	8,098,930	5,355,684

MEMBERS’ CAPITAL:
Members’ Interest (158,905,108 Units and 195,820,060 Units outstanding; unlimited Units authorized)	197,481,875	255,706,929
Total members’ capital	197,481,875	255,706,929

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$205,580,805	$261,062,613

NET ASSET VALUE PER UNIT:

Class A	$1.0951	$1.1479
Class C	$1.0655	$1.1223
Class D	$1.1398	$1.1857
Class I	$1.1128	$1.1641
Class DS	$1.3427	$1.3968
Class DT	$1.1210	$1.1614

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
TRADING PROFIT (LOSS):

Realized, net	$(9,896,288)	$5,643,985	$(1,402,638)	$18,722,468
Change in unrealized, net	6,777,981	(9,706,848)	(3,972,461)	(10,303,070)
Brokerage commissions	(226,310)	(264,208)	(481,694)	(506,487)

Total trading profit (loss), net	(3,344,617)	(4,327,071)	(5,856,793)	7,912,911

INVESTMENT INCOME (LOSS):
Interest, net	8,291	603	(1,795)	(1,177)

EXPENSES:
Management fee	1,140,273	1,294,431	2,363,248	2,541,464
Sponsor fee	172,759	205,534	354,943	416,736
Performance fee	45,793	(1,445,049)	45,793	1,257,961
Other	138,535	158,695	261,809	339,605
Total expenses	1,497,360	213,611	3,025,793	4,555,766

NET INVESTMENT LOSS	(1,489,069)	(213,008)	(3,027,588)	(4,556,943)

NET INCOME (LOSS)	$(4,833,686)	$(4,540,079)	$(8,884,381)	$3,355,968

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,366,270	4,063,164	3,508,195	4,134,625
Class C	19,108,210	20,754,254	19,492,319	21,328,792
Class D	12,203,319	12,285,319	12,203,319	12,285,319
Class I	8,132,887	8,622,031	8,168,935	8,622,031
Class DS	116,987,215	119,269,012	121,207,316	117,342,546
Class DT	26,772,734	34,418,020	27,770,003	36,121,054

Net income (loss) per weighted average Unit
Class A	$(0.0304)	$(0.0224)	$(0.0516)	$0.0105
Class C	$(0.0314)	$(0.0264)	$(0.0546)	$0.0051
Class D	$(0.0279)	$(0.0202)	$(0.0459)	$0.0164
Class I	$(0.0304)	$(0.0233)	$(0.0507)	$0.0097
Class DS	$(0.0252)	$(0.0249)	$(0.0467)	$0.0166
Class DT	$(0.0224)	$(0.0142)	$(0.0361)	$0.0270

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011

(unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital June 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012

Class A	4,266,016	—	(246,540)	4,019,476	3,652,987	—	(448,658)	3,204,329
Class C	22,460,685	—	(1,853,405)	20,607,280	20,030,472	—	(1,367,930)	18,662,542
Class D	12,285,319	—	—	12,285,319	12,203,319	—	(495,034)	11,708,285
Class I	8,622,031	—	—	8,622,031	8,241,031	—	(293,517)	7,947,514
Class DS	112,965,644	7,217,334	—	120,182,978	122,303,205	4,688,392	(35,387,383)	91,604,214
Class DT	39,111,385	—	(5,939,226)	33,172,159	29,389,046	—	(3,610,822)	25,778,224

Total Members’ Units	199,711,080	7,217,334	(8,039,171)	198,889,243	195,820,060	4,688,392	(41,603,344)	158,905,108

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2012
Class A	$5,027,628	$—	$(304,958)	$43,432	$4,766,102	$4,193,083	$—	$(502,745)	$(181,159)	$3,509,179
Class C	26,142,926	—	(2,238,883)	108,067	24,012,110	22,481,105	—	(1,532,230)	(1,064,784)	19,884,091
Class D	14,733,244	—	—	201,939	14,935,183	14,469,482	—	(564,240)	(560,477)	13,344,765
Class I	10,263,653	—	—	83,584	10,347,237	9,593,056	—	(334,801)	(414,018)	8,844,237
Class DS	159,599,857	10,579,434	—	1,944,722	172,124,013	170,839,098	6,567,935	(48,744,642)	(5,661,280)	123,001,111
Class DT	45,566,640	—	(7,214,907)	974,224	39,325,957	34,131,105	—	(4,229,950)	(1,002,663)	28,898,492

Total Members’ Capital	$261,333,948	$10,579,434	$(9,758,748)	$3,355,968	$265,510,602	$255,706,929	$6,567,935	$(55,908,608)	$(8,884,381)	$197,481,875

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1262	$1.0984	$1.1677	$1.1432	$1.3756	$1.1461

Net realized and net change in unrealized trading profit(loss)	(0.0194)	(0.0189)	(0.0203)	(0.0198)	(0.0239)	(0.0200)
Brokerage commissions	(0.0011)	(0.0010)	(0.0011)	(0.0011)	(0.0013)	(0.0011)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0106)	(0.0130)	(0.0065)	(0.0095)	(0.0077)	(0.0040)

Net asset value, end of period	$1.0951	$1.0655	$1.1398	$1.1128	$1.3427	$1.1210

Total Return: (a)

Total return before Performance fees	-2.77%	-3.01%	-2.40%	-2.67%	-2.40%	-2.16%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.04%
Total return after Performance fees	-2.77%	-3.01%	-2.40%	-2.67%	-2.40%	-2.20%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	0.93%	1.18%	0.56%	0.83%	0.56%	0.31%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	0.04%
Expenses (including Performance fees)	0.92%	1.17%	0.55%	0.82%	0.55%	0.35%

Net investment income (loss)	-0.92%	-1.17%	-0.55%	-0.82%	-0.55%	-0.34%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1479	$1.1223	$1.1857	$1.1641	$1.3968	$1.1614

Net realized and net change in unrealized trading profit(loss)	(0.0293)	(0.0285)	(0.0306)	(0.0298)	(0.0361)	(0.0302)
Brokerage commissions	(0.0022)	(0.0021)	(0.0023)	(0.0022)	(0.0027)	(0.0022)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0213)	(0.0262)	(0.0130)	(0.0193)	(0.0153)	(0.0080)

Net asset value, end of period	$1.0951	$1.0655	$1.1398	$1.1128	$1.3427	$1.1210

Total Return: (a)

Total return before Performance fees	-4.63%	-5.10%	-3.91%	-4.43%	-3.91%	-3.42%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.09%
Total return after Performance fees	-4.63%	-5.10%	-3.91%	-4.43%	-3.91%	-3.51%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	1.85%	2.35%	1.10%	1.65%	1.10%	0.60%
Performance fees	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.07%
Expenses (including Performance fees)	1.83%	2.33%	1.08%	1.63%	1.08%	0.67%

Net investment income (loss)	-1.84%	-2.34%	-1.09%	-1.64%	-1.09%	-0.67%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML BlueTrend FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on May 8, 2008 and commenced trading activities on September 1, 2008. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. BlueCrest Capital Management L.P. (“BlueCrest” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Fund’s primary foreign exchange forward prime broker.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	393	$45,201	0.02%	(52)	$(42,335)	-0.02%	$2,866	0.00%	September 2012 - December 2012
Currencies	10,027,132,971	1,483,629	0.75%	(10,528,980,830)	(3,239,577)	-1.64%	(1,755,948)	-0.89%	September 2012
Energy	61	130,538	0.07%	(34)	(64,230)	-0.03%	66,308	0.04%	July 2012 - October 2012
Interest rates	13,873	4,853,810	2.46%	—	—	0.00%	4,853,810	2.46%	September 2012 - March 2016
Metals	393	(188,961)	-0.10%	(651)	580,362	0.29%	391,401	0.19%	July 2012 - October 2012
Stock indices	481	207,032	0.10%	(222)	(75,367)	-0.04%	131,665	0.06%	July 2012 - October 2012

Total, net		$6,531,249	3.30%		$(2,841,147)	-1.44%	$3,690,102	1.86%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(197)	$(274,678)	-0.11%	$(274,678)	-0.11%	March 2012
Currencies	6,770,615,245	722,550	0.28%	(8,432,761,854)	(364,849)	-0.14%	357,701	0.14%	March 2012
Energy	870	214,461	0.08%	(191)	632,410	0.25%	846,871	0.33%	January 2012 - April 2012
Interest rates	11,566	6,486,099	2.54%	—	—	0.00%	6,486,099	2.54%	March 2012 - September 2015
Metals	432	(414,846)	-0.16%	(812)	845,125	0.33%	430,279	0.17%	January 2012 - April 2012
Stock indices	709	(197,303)	-0.08%	(1,064)	13,594	0.01%	(183,709)	-0.07%	January 2012 - April 2012

Total, net		$6,810,961	2.66%		$851,602	0.34%	$7,662,563	3.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2012 and December 31, 2011.

3. FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding year, or period, is reported on the Statements of Operations.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$5,047,620	$5,236,581	$(188,961)	$—
Short	398,430	(500,575)	899,005	—
	5,446,050	4,736,006	710,044	—

Forwards
Long	1,483,629	—	1,483,629	—
Short	(3,239,577)	—	(3,239,577)	—
	(1,755,948)	—	(1,755,948)	—

June 30, 2012	$3,690,102	$4,736,006	$(1,045,904)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$6,088,411	$6,503,257	$(414,846)	$—
Short	1,216,451	1,402,763	(186,312)	—
	7,304,862	7,906,020	(601,158)	—

Forwards
Long	722,550	—	722,550	—
Short	(364,849)	—	(364,849)	—
	357,701	—	357,701	—

December 31, 2011	$7,662,563	$7,906,020	$(243,457)	$—

The Fund’s volume of trading forwards and futures as of the six month period and year ended June 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six months ended June 30, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the Accouting Standards Codification (“ASC”) guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2012 and 2011:

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(758,629)	$(2,290,245)
Currencies	(3,652,247)	(7,965,508)
Energy	(15,180,715)	(3,464,609)
Interest rates	24,713,129	16,307,249
Metals	1,004,734	(3,921,228)
Stock indices	(9,244,579)	(4,040,758)

Total, net	$(3,118,307)	$(5,375,099)

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(485,699)	$(460,044)
Currencies	1,891,159	1,450,312
Energy	(11,751,538)	5,711,913
Interest rates	18,098,300	13,234,889
Metals	(1,618,939)	(2,111,070)
Stock indices	(10,196,146)	(9,406,602)

Total, net	$(4,062,863)	$8,419,398

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of BlueCrest, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge BlueCrest to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by BlueCrest is sufficient to detect if any such intervention is needed.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with BAC entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.   RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and six months ended June 30, 2012 amounted to $12,754 and $25,852, respectively, of which $18,807 was payable to the Registrar and Transfer Agent as of June 30, 2012.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.1843	$1.2257	$1.2100	$1.2738	$1.2297	$1.1858
2012	$1.1585	$1.1711	$1.1262	$1.1600	$1.1557	$1.0951

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.1687	$1.2085	$1.1920	$1.2538	$1.2095	$1.1652
2012	$1.1318	$1.1431	$1.0984	$1.1304	$1.1253	$1.0655

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.2067	$1.2504	$1.2359	$1.3027	$1.2592	$1.2157
2012	$1.1982	$1.2127	$1.1677	$1.2042	$1.2013	$1.1398

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.1967	$1.2389	$1.2234	$1.2883	$1.2442	$1.2001
2012	$1.1752	$1.1884	$1.1432	$1.1779	$1.1739	$1.1128

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.4216	$1.4731	$1.4560	$1.5347	$1.4834	$1.4322
2012	$1.4115	$1.4287	$1.3756	$1.4187	$1.4152	$1.3427

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.1730	$1.2163	$1.2029	$1.2688	$1.2272	$1.1855
2012	$1.1743	$1.1893	$1.1461	$1.1827	$1.1805	$1.1210

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or six months ended June 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Fund capital decreased 22.77% from $255,706,929 to $197,481,875.  This decrease was attributable to the net loss from operations of $8,884,381, coupled with the redemption of 41,603,344 Redeemable Units resulting in an outflow of $55,908,608.  The cash outflow was offset with cash inflow of $6,567,935 due to subscriptions of 4,688,392 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in commodity trading accounts on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statementsof Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

January 1, 2012 to June 30, 2012

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

April 1, 2012 to June 30, 2012

The Fund experienced a net trading loss of $3,118,307 before brokerage commissions and related fees in the second quarter of 2012. The Fund’s profits were primarily attributable to the interest rate, and metals sectors posting profits. The agriculture, currency, stock indices, and energy sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The Fund’s long bias in its fixed income positions (bonds and short term interest rates) was responsible for the largest contribution to performance, in general, the market expectation was for rates to remain lower for longer. Profits were posted to the Fund in the middle of the quarter. The Fund’s long position in fixed income markets saw both the bond and short term interest rate sectors deliver strong returns; the bond sector contained the three top performing positions (Gilts, Bunds and U.S. long bonds) as the continuing financial crisis pushed yields ever lower. Losses were posted to the Fund at the end of the quarter. The continued economic weakness being witnessed around the globe fuelled further action from the world’s central banks, benefitting the Fund’s long positions in short term interest rate futures; consequently, the Euro dollar and Short Sterling short term interest rate positions were two of the top contributors for June.  Meanwhile, in the bond sector performance was mixed as the Japanese bond prices continued to rally resulting in the Japanese Government Bond (10Y bond) being one of the top performing positions in the Fund.  In Europe, German bond futures fell over the month reversing their recent price trend, and resulted in the Bund and Bobl futures being among the largest detractors from performance.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter which reversed in the middle of the quarter. The metals sector contributed positively to performance as markets continued their downward trends. Losses were posted to the Fund at the end of the quarter.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as concerns about food price inflation continued to push agricultural markets, such as soybean, higher and resulted in a positive contribution from the sector.  Profits were posted to the Fund in the middle of the quarter. Losses were posted to the Fund at the end of the quarter. Within the crops sector, corn prices surged as the heat wave in the U.S. Midwest damaged harvests; the rally in corn being one of the top detractors from Fund performance in June.  The impact of the hot, dry weather was felt across other crops as well with soybean prices increasing by almost 13%.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter only to be reversed in the middle of the quarter. Profits were posted to the Fund in the middle of quarter. The combination of Eurozone fears and evidence of a slowing global economy resulted in a sharply stronger U.S. dollar, which benefitted the Fund’s foreign exchange positioning having entered May with a net long U.S. dollar bias which was added to as the month progressed. Losses were posted to the Fund at the end of the quarter. Losses were experienced in the Foreign Exchange sector where the Euro rallied strongly into month end and the U.S. dollar weakened, reversing the strong moves seen in May.

The stock indices posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter. Over the course of April the Fund’s Margin to Equity increased, rising from 13.4% at the end of March to 15.8% at the end of April. The main changes to risk (in terms of VaR) were increases in the energy and bond sectors and a reduction in the equity sector. Losses were posted to the Fund in the middle of the quarter. Equity markets saw substantial falls, which led to a small loss from the sector, the extent and persistence of recent moves have seen the proportion of the Fund’s risk deployed in the sector drop to a multi-year low. Losses were posted to the Fund at the end of the quarter.

The energy sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter. News that U.S. output grew to the highest level since 1999 (as drilling accelerated), consequently leading to increased stockpiles, resulted in prices falling across many energy markets; these moves went against the long bias that the Fund held in the sector. Losses were posted to the Fund in the middle of the quarter. The Fund’s long positions in most energy markets saw the sector contain poor performing positions, and resulted in the sector being the largest detractor.  Over the course of May the strategy substantially reduced its exposure to energies, in response to the market moves, cutting exposure by approximately 80%. Losses were posted to the Fund at the end of the quarter. The reduction in exposure to the energy sector seen during May continued in June, as energy markets (in general) first fell heavily and then rebounded aggressively; as a result the exposure to the sector at the end of the month was the lowest level seen in recent years.

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

The Fund’s risk exposure in the various market sectors traded by BlueCrest is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are cash settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2012 and 2011 the Fund’s average Month-end Net Asset Value was approximately $244,353,237 and $269,468,841, respectively.

June 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$2,584,964	1.06%	$3,779,394	$1,308,136
Currencies	5,966,722	2.44%	12,415,413	264,619
Energy	5,200,797	2.13%	7,451,820	2,745,397
Interest Rates	7,407,521	3.03%	18,707,316	508,478
Metals	3,137,321	1.28%	3,753,654	2,209,521
Stock Indices	247,751	0.10%	546,446	74,770

Total	$24,545,076	10.04%	$46,654,043	$7,110,921

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$446,611	0.17%	$964,806	$62,670
Currencies	3,495,664	1.30%	4,839,819	2,561,101
Energy	8,813,981	3.27%	9,948,030	6,582,149
Interest Rates	994,886	0.37%	1,508,474	628,854
Metals	1,854,197	0.69%	4,297,737	37,124
Stock Indices	10,607,594	3.94%	13,097,303	7,004,822

Total	$26,212,933	9.74%	$34,656,169	$16,876,720

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

The following were the primary trading risk exposures of the Fund as of June 30, 2012 by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Swedish Krona.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012  that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1479
Feb-12	—	—	1.1585
Mar-12	—	—	1.1711
Apr-12	—	—	1.1262
May-12	—	—	1.1600
Jun-12	—	—	1.1557
Jul-12	132,764	121,234	1.0951

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1223
Feb-12	—	—	1.1318
Mar-12	—	—	1.1431
Apr-12	—	—	1.0984
May-12	—	—	1.1304
Jun-12	—	—	1.1253
Jul-12	184,159	172,838	1.0655

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1857
Feb-12	—	—	1.1982
Mar-12	—	—	1.2127
Apr-12	—	—	1.1677
May-12	—	—	1.2042
Jun-12	—	—	1.2013
Jul-12	—	—	1.1398

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1641
Feb-12	—	—	1.1752
Mar-12	—	—	1.1884
Apr-12	—	—	1.1432
May-12	—	—	1.1779
Jun-12	—	—	1.1739
Jul-12	682,300	613,138	1.1128

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$3,423,754	2,451,141	$1.3968
Feb-12	815,225	577,559	1.4115
Mar-12	1,234,531	864,094	1.4287
Apr-12	1,094,425	795,598	1.3756
May-12	—	—	1.4187
Jun-12	—	—	1.4152
Jul-12	—	—	1.3427

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1614
Feb-12	—	—	1.1743
Mar-12	—	—	1.1893
Apr-12	—	—	1.1461
May-12	—	—	1.1827
Jun-12	—	—	1.1805
Jul-12	—	—	1.1210

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C, Class DS and Class DT Units are not subject to any sales commissions.

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

Item 6.                                   Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02             Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02             Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)