Form 10-Q
period 2012-09-30
ML BlueTrend FuturesAccess LLC
filed 2012-11-14
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012 145,410,008 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31 ,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $22,608,728 for 2012 and $32,737,871 for 2011)	$198,191,223	$251,731,199
Net unrealized profit on open futures contracts	3,210,220	8,182,457
Net unrealized profit on open forwards contracts	166,669	722,550
Cash	585,252	416,407
Other assets	10,752	10,000

TOTAL ASSETS	$202,164,116	$261,062,613

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$17,757	$11,735
Sponsor and Advisory fees payable	892,773	463,369
Redemptions payable	9,663,598	3,423,988
Net unrealized loss on open futures contracts	1,715,868	877,595
Net unrealized loss on open forwards contracts	—	364,849
Other liabilities	286,282	214,148

Total liabilities	12,576,278	5,355,684

MEMBERS’ CAPITAL:
Members’ Interest (145,410,008 Units and 195,820,060 Units outstanding; unlimited Units authorized)	189,587,838	255,706,929
Total members’ capital	189,587,838	255,706,929

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$202,164,116	$261,062,613

NET ASSET VALUE PER UNIT:

Class A	$1.1546	$1.1479
Class C	$1.1205	$1.1223
Class D	$1.2062	$1.1857
Class I	$1.1744	$1.1641
Class DS	$1.4210	$1.3968
Class DT	$1.1886	$1.1614

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
TRADING PROFIT (LOSS):

Realized, net	$15,521,427	$1,091,468	$14,118,789	$19,813,936
Change in unrealized, net	(2,029,081)	3,011,350	(6,001,542)	(7,291,720)
Brokerage commissions	(202,414)	(221,187)	(684,108)	(727,674)

Total trading profit (loss), net	13,289,932	3,881,631	7,433,139	11,794,542

INVESTMENT INCOME (LOSS):
Interest, net	(4,807)	17,392	(6,602)	16,215

EXPENSES:
Management fee	957,066	1,262,405	3,320,314	3,803,869
Sponsor fee	184,930	197,767	539,873	614,503
Performance fee	553,299	620,207	599,092	1,878,168
Other	137,030	138,395	398,839	478,000
Total expenses	1,832,325	2,218,774	4,858,118	6,774,540

NET INVESTMENT LOSS	(1,837,132)	(2,201,382)	(4,864,720)	(6,758,325)

NET INCOME (LOSS)	$11,452,800	$1,680,249	$2,568,419	$5,036,217

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,485,131	3,885,042	3,500,507	4,051,431
Class C	20,009,778	20,544,718	19,664,805	21,067,434
Class D	11,708,285	12,285,319	12,038,308	12,285,319
Class I	8,916,211	8,622,031	8,418,027	8,622,031
Class DS	87,510,815	120,690,663	109,975,149	118,458,585
Class DT	24,842,640	33,083,939	26,794,215	35,108,682

Net income (loss) per weighted average Unit
Class A	$0.0563	$0.0044	$0.0043	$0.0150
Class C	$0.0511	$0.0007	$(0.0021)	$0.0058
Class D	$0.0664	$0.0082	$0.0180	$0.0247
Class I	$0.0588	$0.0048	$0.0131	$0.0145
Class DS	$0.0821	$0.0096	$0.0139	$0.0262
Class DT	$0.0702	$0.0105	$0.0276	$0.0376

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

(unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital September 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012

Class A	4,266,016	—	(613,029)	3,652,987	3,652,987	461,915	(552,202)	3,562,700
Class C	22,460,685	—	(1,979,388)	20,481,297	20,030,472	2,512,534	(2,474,218)	20,068,788
Class D	12,285,319	—	(82,000)	12,203,319	12,203,319	—	(495,034)	11,708,285
Class I	8,622,031	—	(70,000)	8,552,031	8,241,031	1,435,858	(483,426)	9,193,463
Class DS	112,965,644	7,888,201	—	120,853,845	122,303,205	4,688,392	(48,802,096)	78,189,501
Class DT	39,111,385	104,871	(6,733,819)	32,482,437	29,389,046	—	(6,701,775)	22,687,271

Total Members’ Units	199,711,080	7,993,072	(9,478,236)	198,225,916	195,820,060	9,098,699	(59,508,751)	145,410,008

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2012
Class A	$5,027,628	$—	$(743,757)	$60,680	$4,344,551	$4,193,083	$527,649	$(622,349)	$15,048	$4,113,431
Class C	26,142,926	—	(2,388,738)	122,970	23,877,158	22,481,105	2,821,204	(2,773,838)	(41,819)	22,486,652
Class D	14,733,244	—	(100,360)	303,135	14,936,019	14,469,482	—	(564,240)	216,773	14,122,015
Class I	10,263,653	—	(84,343)	125,072	10,304,382	9,593,056	1,652,208	(558,750)	110,346	10,796,860
Class DS	159,599,857	11,554,135	—	3,103,588	174,257,580	170,839,098	6,567,935	(67,830,902)	1,527,329	111,103,460
Class DT	45,566,640	125,206	(8,169,865)	1,320,772	38,842,753	34,131,105	—	(7,906,427)	740,742	26,965,420

Total Members’ Capital	$261,333,948	$11,679,341	$(11,487,063)	$5,036,217	$266,562,443	$255,706,929	$11,568,996	$(80,256,506)	$2,568,419	$189,587,838

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0951	$1.0655	$1.1398	$1.1128	$1.3427	$1.1210

Net realized and net change in unrealized trading profit(loss)	0.0745	0.0725	0.0775	0.0757	0.0913	0.0762
Brokerage commissions	(0.0011)	(0.0011)	(0.0012)	(0.0012)	(0.0014)	(0.0012)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0139)	(0.0164)	(0.0099)	(0.0129)	(0.0116)	(0.0074)

Net asset value, end of period	$1.1546	$1.1205	$1.2062	$1.1744	$1.4210	$1.1886

Total Return: (a)

Total return before Performance fees	5.69%	5.43%	6.09%	5.80%	6.09%	6.36%
Performance fees	-0.27%	-0.27%	-0.27%	-0.27%	-0.27%	-0.33%
Total return after Performance fees	5.42%	5.16%	5.82%	5.53%	5.82%	6.03%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	0.95%	1.21%	0.57%	0.85%	0.57%	0.32%
Performance fees	0.26%	0.26%	0.26%	0.26%	0.26%	0.32%
Expenses (including Performance fees)	1.21%	1.47%	0.83%	1.11%	0.83%	0.64%

Net investment income (loss)	-1.22%	-1.47%	-0.84%	-1.12%	-0.84%	-0.65%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1479	$1.1223	$1.1857	$1.1641	$1.3968	$1.1614

Net realized and net change in unrealized trading profit(loss)	0.0451	0.0440	0.0469	0.0458	0.0552	0.0461
Brokerage commissions	(0.0033)	(0.0033)	(0.0035)	(0.0034)	(0.0041)	(0.0034)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0351)	(0.0425)	(0.0229)	(0.0321)	(0.0269)	(0.0155)

Net asset value, end of period	$1.1546	$1.1205	$1.2062	$1.1744	$1.4210	$1.1886

Total Return: (a)

Total return before Performance fees	0.80%	0.05%	1.94%	1.11%	1.94%	2.71%
Performance fees	-0.27%	-0.27%	-0.27%	-0.27%	-0.27%	-0.42%
Total return after Performance fees	0.53%	-0.22%	1.67%	0.84%	1.67%	2.29%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	2.81%	3.56%	1.68%	2.51%	1.68%	0.92%
Performance fees	0.24%	0.24%	0.24%	0.24%	0.24%	0.39%
Expenses (including Performance fees)	3.05%	3.80%	1.92%	2.75%	1.92%	1.31%

Net investment income (loss)	-3.05%	-3.81%	-1.92%	-2.75%	-1.92%	-1.32%

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

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as futures broker(s).  Merrill Lynch International Bank Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”). MLPF&S, MLIB and BANA are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	133	$(179,126)	-0.09%	(50)	$63,521	0.03%	$(115,605)	-0.06%	November 2012 - December 2012
Currencies	42,367,525,212	147,447	0.08%	(5,261,496,280)	19,222	0.01%	166,669	0.09%	December 2012
Energy	352	(163,333)	-0.09%	(1)	(3,970)	0.00%	(167,303)	-0.09%	October 2012 - January 2013
Interest rates	10,154	4,220,708	2.23%	—	—	0.00%	4,220,708	2.23%	December 2012 - September 2016
Metals	429	2,044,339	1.08%	(294)	(2,247,389)	-1.19%	(203,050)	-0.11%	October 2012 - January 2013
Stock indices	2,682	(2,463,058)	-1.30%	(143)	222,660	0.12%	(2,240,398)	-1.18%	October 2012 - January 2013

Total, net		$3,606,977	1.91%		$(1,945,956)	-1.03%	$1,661,021	0.88%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(197)	$(274,678)	-0.11%	$(274,678)	-0.11%	March 2012
Currencies	6,770,615,245	722,550	0.28%	(8,432,761,854)	(364,849)	-0.14%	357,701	0.14%	March 2012
Energy	870	214,461	0.08%	(191)	632,410	0.25%	846,871	0.33%	January 2012 - April 2012
Interest rates	11,566	6,486,099	2.54%	—	—	0.00%	6,486,099	2.54%	March 2012 - September 2015
Metals	432	(414,846)	-0.16%	(812)	845,125	0.33%	430,279	0.17%	January 2012 - April 2012
Stock indices	709	(197,303)	-0.08%	(1,064)	13,594	0.01%	(183,709)	-0.07%	January 2012 - April 2012

Total, net		$6,810,961	2.66%		$851,602	0.34%	$7,662,563	3.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2012 and December 31, 2011.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$3,459,530	$1,776,491	$1,683,039	$—
Short	(1,965,178)	282,211	(2,247,389)	—
	1,494,352	2,058,702	(564,350)	—

Forwards
Long	147,447	—	147,447	—
Short	19,222	—	19,222	—
	166,669	—	166,669	—

September 30, 2012	$1,661,021	$2,058,702	$(397,681)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$6,088,411	$6,503,257	$(414,846)	$—
Short	1,216,451	1,402,763	(186,312)	—
	7,304,862	7,906,020	(601,158)	—

Forwards
Long	722,550	—	722,550	—
Short	(364,849)	—	(364,849)	—
	357,701	—	357,701	—

December 31, 2011	$7,662,563	$7,906,020	$(243,457)	$—

The Fund’s volume of trading forwards and futures as of the nine month period and year ended September 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the Accounting Standards Codification (“ASC”) guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2012 and 2011:

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$1,428,989	$(861,257)
Currencies	894,883	(7,070,624)
Energy	1,401,835	(2,062,774)
Interest rates	5,788,156	22,095,405
Metals	(570,461)	(4,491,689)
Stock indices	4,548,944	508,186

Total, net	$13,492,346	$8,117,247

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$590,134	$130,090
Currencies	(2,578,984)	(1,128,671)
Energy	(12,506,256)	(6,794,343)
Interest rates	28,110,429	41,345,314
Metals	3,415,413	1,304,344
Stock indices	(12,927,918)	(22,334,518)

Total, net	$4,102,818	$12,522,216

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

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.       RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and nine months ended September 30, 2012 amounted to $8,246 and $34,099, respectively, of which $9,545 was payable to the Registrar and Transfer Agent as of September 30, 2012.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.1843	$1.2257	$1.2100	$1.2738	$1.2297	$1.1858	$1.2197	$1.1897	$1.1893
2012	$1.1585	$1.1711	$1.1262	$1.1600	$1.1557	$1.0951	$1.1603	$1.1581	$1.1546

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.1687	$1.2085	$1.1920	$1.2538	$1.2095	$1.1652	$1.1976	$1.1671	$1.1658
2012	$1.1318	$1.1431	$1.0984	$1.1304	$1.1253	$1.0655	$1.1279	$1.1248	$1.1205

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.2067	$1.2504	$1.2359	$1.3027	$1.2592	$1.2157	$1.2521	$1.2228	$1.2239
2012	$1.1982	$1.2127	$1.1677	$1.2042	$1.2013	$1.1398	$1.2091	$1.2083	$1.2062

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.1967	$1.2389	$1.2234	$1.2883	$1.2442	$1.2001	$1.2349	$1.2049	$1.2049
2012	$1.1752	$1.1884	$1.1432	$1.1779	$1.1739	$1.1128	$1.1794	$1.1775	$1.1744

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.4216	$1.4731	$1.4560	$1.5347	$1.4834	$1.4322	$1.4750	$1.4405	$1.4419
2012	$1.4115	$1.4287	$1.3756	$1.4187	$1.4152	$1.3427	$1.4244	$1.4234	$1.4210

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.1730	$1.2163	$1.2029	$1.2688	$1.2272	$1.1855	$1.2217	$1.1939	$1.1958
2012	$1.1743	$1.1893	$1.1461	$1.1827	$1.1805	$1.1210	$1.1900	$1.1899	$1.1886

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or nine months ended September 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Fund capital decreased 25.86% from $255,706,929 to $189,587,838.  This decrease was attributable to the net profit from operations of $2,568,419, coupled with the redemption of 59,508,751 Redeemable Units resulting in an outflow of $80,256,506.  The cash outflow was offset with cash inflow of $11,568,996 due to subscriptions of 9,098,699 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

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

January 1, 2012 to September 30, 2012

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

July 1, 2012 to September 30, 2012

The Fund experienced a net trading profit of $13,492,346 before brokerage commissions and related fees in the third quarter of 2012. The Fund’s profits were primarily attributable to the interest rate, stock indices, agriculture, energy and the currency sectors posting profits. The metals sector posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The fixed income sectors (bonds and short term interest rates) posted the largest positive contributions to the Fund’s return as the expectations were generally for interest rates to remain lower for longer, and in some cases central banks cut rates or extended stimulus measures. Consequently, the trading program’s long positions in the Euribor short term interest rate futures was a top performing position in the Fund.  Losses were posted to the Fund in the middle of the quarter. The trading program’s short term interest rate positions contributed positively to performance, as the U.S. Federal Reserve Chairman Bernanke’s Jackson Hole speech indicated that the low level of interest rates was likely to remain for a longer period of time. However, this was not enough to offset losses in the trading program’s bonds.  Losses were posted to the Fund at the end of the quarter as bonds detracted from performance, as bond prices retreated in reaction to more optimistic market sentiment.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. A net long bias in equity markets led to the sector providing a positive contribution however, performance across individual indices was mixed. Profits were posted to the Fund in the middle through the end of the quarter. In September, the trading program benefitted from a short position in the VIX futures, with implied volatility continuing to fall as markets perceived that the European Central Bank actions had reduced risk.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the trading program’s long position in soybean futures which was one of the top performance contributors. Profits were posted to the Fund in the middle of the quarter. Agricultural markets were mixed in August with some crops, such as soybean, continuing their strong rally while others, such as wheat and corn, retreated. Losses were posted to the Fund at the end of the quarter. Several crops reversed their recent price rallies in September as speculation grew that U.S. harvests may be larger than forecast and production in South America looked set to be higher than expected. Soybeans, for example, which had rallied during the year to the end of August, fell in September.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as energy markets rallied in July. However, the performance contribution to the Fund was more muted due to the trading program’s light positioning in the sector following the price movements of the previous few months. Profits were posted to the Fund in the middle of the quarter. The energy complex rallied as economic figures released early in the month of August indicated growth in the U.S.  These gains were maintained and added to over the remainder of the month, with West Texas Intermediate, Brent Crude, RBOB Gasoline and Gas Oil futures all rising.  Losses were posted to the Fund at the end of the quarter. A surge in U.S. crude oil inventories coupled with news that Saudi Arabia may be moving to reduce prices caused energy futures to fall sharply in the middle of September reversing the prevailing positive price trend resulting in a negative performance contribution given the trading program’s long position bias in the sector.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter.  In the Fund’s foreign exchange, the fall in value of the EUR and the rise of the Australian dollar helped the trading program deliver a positive contribution to the Fund’s performance. Losses were posted to the Fund in the middle of the quarter where markets moved against a number of the positions held by the Fund. Profits were posted to the Fund at the end of the quarter. The continued weakening of the U.S. dollar benefitted the Fund’s short U.S. dollar bias and was one factor that led to the sector’s positive performance.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the gold prices rising resulting in moving against the trading program’s short positions. Losses were posted to the Fund in the middle of the quarter. The metals sector was the only sector to provide a negative contribution to Fund performance, with gold prices rising and hence moving against the Fund’s short positions. Losses were posted to the Fund at the end of the quarter as the metals sector detracted from performance slightly.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2012 and 2011 the Fund’s average Month-end Net Asset Value was approximately $230,185,775 and $269,331,913, respectively.

September 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$1,869,503	0.81%	$3,779,394	$360,723
Currencies	6,350,334	2.76%	12,415,413	264,619
Energy	3,755,475	1.63%	7,451,820	711,304
Interest Rates	5,719,599	2.48%	18,707,316	508,478
Metals	2,825,103	1.23%	3,753,654	1,809,999
Stock Indices	3,092,305	1.34%	10,704,423	74,770
Total	$23,612,319	10.25%	$56,812,020	$3,729,893

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,800,749	0.67%	$5,636,681	$62,670
Currencies	2,858,071	1.06%	4,839,819	1,314,460
Energy	6,156,018	2.29%	9,948,030	697,631
Interest Rates	1,250,566	0.46%	2,202,564	628,854
Metals	5,252,916	1.95%	15,064,014	37,124
Stock Indices	7,802,925	2.90%	13,097,303	1,821,601

Total	$25,121,245	9.33%	$50,788,411	$4,562,340

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and BlueCrest for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of September 30, 2012 by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2012.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Hong Kong dollar and Swedish Krona.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012  that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1479
Feb-12	—	—	1.1585
Mar-12	—	—	1.1711
Apr-12	—	—	1.1262
May-12	—	—	1.1600
Jun-12	—	—	1.1557
Jul-12	132,764	121,234	1.0951
Aug-12	181,361	156,305	1.1603
Sep-12	213,524	184,376	1.1581
Oct-12	263,685	228,378	1.1546

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1223
Feb-12	—	—	1.1318
Mar-12	—	—	1.1431
Apr-12	—	—	1.0984
May-12	—	—	1.1304
Jun-12	—	—	1.1253
Jul-12	184,159	172,838	1.0655
Aug-12	1,948,221	1,727,299	1.1279
Sep-12	688,824	612,397	1.1248
Oct-12	806,698	719,944	1.1205

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1857
Feb-12	—	—	1.1982
Mar-12	—	—	1.2127
Apr-12	—	—	1.1677
May-12	—	—	1.2042
Jun-12	—	—	1.2013
Jul-12	—	—	1.1398
Aug-12	—	—	1.2091
Sep-12	—	—	1.2083
Oct-12	—	—	1.2062

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1641
Feb-12	—	—	1.1752
Mar-12	—	—	1.1884
Apr-12	—	—	1.1432
May-12	—	—	1.1779
Jun-12	—	—	1.1739
Jul-12	682,300	613,138	1.1128
Aug-12	717,229	608,130	1.1794
Sep-12	252,679	214,590	1.1775
Oct-12	29,660	25,255	1.1744

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$3,423,754	2,451,141	$1.3968
Feb-12	815,225	577,559	1.4115
Mar-12	1,234,531	864,094	1.4287
Apr-12	1,094,425	795,598	1.3756
May-12	—	—	1.4187
Jun-12	—	—	1.4152
Jul-12	—	—	1.3427
Aug-12	—	—	1.4244
Sep-12	—	—	1.4234
Oct-12	—	—	1.4210

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1614
Feb-12	—	—	1.1743
Mar-12	—	—	1.1893
Apr-12	—	—	1.1461
May-12	—	—	1.1827
Jun-12	—	—	1.1805
Jul-12	—	—	1.1210
Aug-12	—	—	1.1900
Sep-12	—	—	1.1899
Oct-12	—	—	1.1886

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

Item 6.                                   Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02             Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)