Form 10-K
period 2012-12-31
ML BlueTrend FuturesAccess LLC
filed 2013-03-27
CIK 1471270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-53794

ML BLUETREND FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	26-2581977
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 11TH.  Floor

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

As of February 28, 2013 Units of limited liability company interest with an aggregate Net Asset Value of $164,226,203 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2012 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2012, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML BLUETREND FUTURESACCESS LLC

ANNUAL REPORT FOR 2012 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

ML Bluetrend FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures, on a wide range of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the sponsor and manager of the Fund.  MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.  Bank of America Corporation and its affiliates are referred to herein as “BAC”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s).  Merrill Lynch International Bank, Ltd. “MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of commodity pools sponsored by MLAI (each pool is a “Futures Access Fund” or collectively, “FuturesAccess Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms may vary among FuturesAccess Funds.  Each of the FuturesAccess Funds implements a different trading strategy.

BlueCrest Capital Management LLP (“BlueCrest” or the “Trading Advisor”) is the trading advisor of the Fund. BlueCrest is registered under the Investment Advisers Act of 1940.  BlueCrest may delegate any of its duties and obligations under the advisory agreement to any of BlueCrest’s affiliated sub-investment managers, including (but not limited to) BlueCrest Capital Management Guernsey L.P. and BlueCrest Capital Management (Singapore) Pte. Ltd. The BlueCrest trading program (the “Trading Program”) for the Fund is a systematic trend-following program.  The Trading Program focuses on equity indexes, fixed income, foreign exchange (“F/X”), energy, metals, agriculturals and soft commodities.  See “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933 (the “Securities Act”).

FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC. Investors in FuturesAccess can select, allocate and reallocate capital among different FuturesAccess Funds, each advised by either a single trading advisor or by the Sponsor which then allocates capital among multiple commodity trading advisors. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2012, the Net Asset Value of the Fund was $170,304,436. As of December 31, 2012, the Net Asset Value per Unit was $1.1196 for Class A, $1.0838 for Class C, $1.174 for Class D, $1.1399 for Class I, $1.383 for Class DS, $1.1598 for Class DT and $1.0235 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net asset Value per units for Class A was $1.2738 (April 30, 2011) and the lowest was $1.0208 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class C was $1.2538 (April 30, 2011) and the lowest was $1.0199 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class D was $1.3027 (April

30, 2011) and the lowest was $1.0221 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class I was $1.2883 (April 30, 2011) and the lowest was $1.0211 (August 31, 2009). The highest month-end Net Asset Value per Unit for Class DS was $1.5347 (April 30, 2011) and the lowest was $1.0408 (September 30, 2008). The highest month-end Net Asset Value per Unit for Class DT was $1.2688 (April 30, 2011) and the lowest was $1.0350 (February 28, 2010). The highest month-end Net Asset Value per Unit for Class M was $1.0235 (December 31, 2012) and the lowest was $1.0114 (December 1, 2012).

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

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Fund are currency forwards.  MLIB is the only counterparty to these forward contracts.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit BlueCrest to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during 2012.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2012 and 2011 are as follows:

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	23	$(5,275)	0.00%	(334)	$156,176	0.09%	$150,901	0.09%	March 2013
Currencies*	38,928,071,228	750,786	0.44%	(6,252,919,955)	1,536,101	0.90%	2,286,887	1.34%	March 2013
Energy	366	163,991	0.10%	(183)	92,920	0.05%	256,911	0.15%	January 2013 - April 2013
Interest rates	9,869	377,814	0.22%	—	—	0.00%	377,814	0.22%	March 2013 - September 2016
Metals	416	150,850	0.09%	(344)	(614,945)	-0.36%	(464,095)	-0.27%	January 2013 - April 2013
Stock indices	3,210	1,612,198	0.95%	(194)	2,260	0.00%	1,614,458	0.95%	January 2013 - April 2013

Total		$3,050,364	1.80%		$1,172,512	0.68%	$4,222,876	2.48%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(197)	$(274,678)	-0.11%	$(274,678)	-0.11%	March 2012
Currencies*	6,770,615,245	722,550	0.28%	(8,432,761,854)	(364,849)	-0.14%	357,701	0.14%	March 2012
Energy	870	214,461	0.08%	(191)	632,410	0.25%	846,871	0.33%	January 2012 - April 2012
Interest rates	11,566	6,486,099	2.54%	—	—	0.00%	6,486,099	2.54%	March 2012 - September 2015
Metals	432	(414,846)	-0.16%	(812)	845,125	0.33%	430,279	0.17%	January 2012 - April 2012
Stock indices	709	(197,303)	-0.08%	(1,064)	13,594	0.01%	(183,709)	-0.07%	January 2012 - April 2012

Total		$6,810,961	2.66%		$851,602	0.34%	$7,662,563	3.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Fund’s Members’ Capital as of December 31, 2012 and 2011.

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

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

The Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s Statement of Financial Condition.

The vast majority of the net assets of the Fund is, and has historically been, held in the form of cash.  The Fund’s cash is used in various ways.  It can be:

•                        posted as margin with MLPF&S in segregated or secured accounts in connection with commodities trading on regulated exchanges;

•                        pledged as collateral to MLIB for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

•                        deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions, both in the United States and internationally;

•                        held in securities brokerage accounts maintained with the MLPF&S; and

•                        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable

Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

Assets held in segregated or secured accounts at MLPF&S may be invested only in CFTC-permitted investments, which include U.S. government and government agency securities, commercial paper and corporate notes and bonds guaranteed by the U.S. government, and money market mutual funds.  Under the applicable regulations, such permitted investments are subject to instrument and issuer based concentration and time to maturity limits and must be managed with the objectives of preserving principal and maintaining liquidity.

Cash deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions may be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and the MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of Investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BAC entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the management of the Fund’s “cash assets.” In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Fund’s cash assets may be held with the Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Fund’s cash assets to the Fund’s custodial bank accounts or other bank accounts or by retaining an asset management firm to invest the Fund’s cash assets in U.S. government and money market securities.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks or asset management firms may be affiliated with MLAI if MLAI believes that to be in the best interests of the investors in the Fund.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.   Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the United States since 2008, the Interest Earning Program’s U.S. dollar floor rate of 0% applies. In interest rate environments like the current one in which the Fund does not earn interest under the Interest Earning Program, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  MLPF&S follows the same procedures for these transactions as it does with respect to the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2012, 2011 and 2010.

	2012		2011		2010
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$555,699	0.26%	$593,820	0.22%	$649,724	0.28%
Sponsor fees	729,287	0.34%	797,628	0.30%	751,285	0.32%
Management fees	4,156,778	1.92%	4,986,858	1.88%	4,237,743	1.83%
Performance fees	102,552	0.05%	667	0.00%	10,688,758	4.60%
Total	$5,544,316	2.57%	$6,378,973	2.40%	$16,327,510	7.03%

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

The Fund’s average month-end Net Assets during 2012, 2011 and 2010 equaled $216,845,969, $265,563,946 and, $218,928,048, respectively.

During 2012, the interest expense for the Fund was $8,831, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2011, the interest income of the Fund was $10,526, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2010, the interest expense of the Fund was $3,199, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Actual costs incurred for 2012, 2011 and 2010 were $1,467, $1,467 and $2,168, respectively.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2012, 2011 and 2010 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $6.35, $6.59 and $5.62, respectively.

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

Class A Units are subject to sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purposes of generally accepted accounting principles.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

BlueCrest and MLAI	Performance fees

The Fund pays a 25% annual performance fee to BlueCrest with respect to Class A Class C, Class I, Class D, Class DS, Class DT and Class M Units. The Fund calculates performance fees based on the aggregate performance of all classes subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Fund as a whole or of specific Units of a particular class. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits. “New Trading Profits” equal any increase in the Net Asset Value, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the “High Water Mark in respect of the Class Group.” The “High Water Mark” equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

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

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contacts are not regulated as “swaps” under the Commodity Exchange Act (“CEA”), but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems.  Many managed futures trading systems are trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies.  The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems.  The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis.  The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders’ having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading.  The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

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

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Derivatives Risks Generally

The Trading Advisor uses derivative instruments, primarily futures and OTC F/X forwards, in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

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

In addition, there are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.

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

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve higher transaction costs.

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

Recently it has been alleged that certain interest rate benchmarks that underlie various swap agreements have been manipulated.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

Dependence on Key Individuals

The success of the Fund is significantly dependent upon the expertise of one or more of the Trading Advisor’s principals.  The loss of any one of these principal’s services may have a substantial impact on the performance of the Fund and may result in liquidation of the Fund which, if made at an inopportune time, may result in losses for the Fund.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules.  There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decision and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of certain

FuturesAccess Funds is required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLIB and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or the MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and the MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Fund maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  If MLPF&S becomes insolvent, only a pro rata share of all property available for distribution to all of MLPF&S’s customers would be recovered, whether or not another customer also defaults and even if this property is held in segregated accounts.

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC’s providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

If the Fund deposits assets with a particular entity and those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above, in the event of the entity’s insolvency the Fund could be a general creditor of the entity even with regard to property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured under current law through the end of 2012.  Beginning in January 2013, only up to $250,000 held in non-interest bearing demand deposit accounts will be insured under the FDIC’s general deposit insurance rules.

Cash in Securities Brokerage Accounts.  Cash in securities brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a securities brokerage account would far exceed the limit.

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

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

The U.S. Treasury has determined that F/X forwards and swaps will not be regulated as “swaps” under the CEA, although these will remain subject to mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC. However, the Reform Act may require other OTC derivatives traded by the Fund, if any, to be cleared or traded on a regulated exchange.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.   Certain of these regulatory requirements could impact the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956, and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

In addition, recent legislative changes in the United States are relevant to BAC, the Fund and its investors.  On July 21, 2010, President Obama signed into law the Reform Act.  The Reform Act includes certain provisions (known as the “Volcker Rule”) that restrict a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a Covered Fund, such as the Fund, and prohibit certain transactions between Covered Funds, on the one hand, and BAC, on the other.  The Reform Act includes certain provisions known as the “Volcker Rule” that restricts a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring a private equity fund or hedge fund or similar fund as the regulatory agencies may determine (each a “Covered Fund”), such as the Fund, unless permitted under a special exemption.  The Volcker Rule prohibits certain transactions between Covered Funds, on the one hand, and BAC, on the other.

However, the Volcker Rule permits a banking entity, such as BAC, to organize and offer Covered Funds, including serving as a general partner, managing member or trustee of such fund and in any manner selecting or controlling (or having employees, officers, directors or agents who constitute) a majority of the directors, trustees or management of such fund, if certain conditions are cumulatively satisfied.  Those conditions include, among other things, the requirements that:  (a) the banking entity provides bona fide trust, fiduciary or investment advisory services; (b) the Covered Fund is organized and offered only in connection with the provision of bona fide trust, fiduciary or investment advisory services and is offered only to persons that are customers of such services of the banking entity; (c) the banking entity does not acquire or retain an equity interest, partnership interest or other ownership interest in the Covered Fund except for a de minimis investment (generally an investment by a banking entity in a Covered Fund will be considered de minimis if the investment is not more than 3% of the total ownership interest of the fund and is immaterial to the banking entity (as defined by rule), but in no case may the aggregate of all of the interests of the banking entity in all such funds exceed 3% of the Tier 1 capital of the banking entity); (d) (i) neither the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund, nor any affiliate of the banking entity, may enter into a transaction with the Covered Fund or with any other Covered Fund that is controlled by such Covered Fund, that would be a “covered transaction”, as defined in section 23A of the Federal Reserve Act (including, among other things, a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, a purchase of assets from an affiliate, and the issuance of a guarantee or letter of credit on behalf of an affiliate), with the Covered Fund, as if the banking entity and the affiliate thereof were a member bank and the Covered Fund were an affiliate thereof and (ii) the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund complies with section 23B of the Federal Reserve Act (which generally requires that the terms of transactions be substantially the same, or at least as favorable to the banking entity, as those prevailing at the time for comparable transactions with non-affiliated companies) as if the banking entity were a member bank and such Covered Fund were an affiliate thereof; (e) the banking entity does not, directly or indirectly, guarantee, assume or otherwise insure the obligations or performance of the Covered Fund or of any fund in which the Covered Fund invests; (f) the banking entity does not share with the Covered Fund, for corporate, marketing, promotional or other purposes, the same name or a variation of the same name; (g) no director or employee of the banking entity takes or retains an equity interest, partnership interest or other ownership interest in the Covered Fund, except for any director or employee of the banking entity who is directly engaged in providing investment advisory or other services to the Covered Fund; and (h) the banking entity discloses to prospective and actual investors in the Covered Fund, in writing, that any losses in such fund are borne solely by investors in the Covered Fund and not by the banking entity, and otherwise complies with any additional rules designed to ensure that losses in the Covered Fund are borne solely by investors in such fund and not by the banking entity.

In addition, no transaction, class of transactions or activity that is otherwise allowed under the Volcker Rule will be permitted by a banking entity if it would (i) involve or result in a material conflict of interest (as such term will be defined by rule) between the banking entity and its clients, customers or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies (both such terms, as will be defined by rule); (iii) pose a threat to the safety and soundness of such banking entity; or (iv) pose a threat to the financial stability of the United States.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC and the SEC issued for public comment a joint notice containing the proposed rule.  Though the final Volcker Rule has not yet been issued, the effective date was July 21, 2012.  Within two years after the effective date, a banking entity is required to bring its activities and investments into compliance with the Volcker Rule.  The Federal Reserve may grant up to three one-year extensions of the compliance transition period if the extension would be consistent with the purposes of the Volcker Rule and would not be detrimental to the public interest.  For certain “illiquid funds”, an additional extension of up to five-years may be available to the extent necessary to fulfill a contractual obligation that was in effect on May 1, 2010.

Although it is not certain what form the final rules will take or the impact such final rules will have on the Fund or BAC’s relationship to the Fund, certain impacts are likely.  At the termination of the applicable compliance transition period, all activities and investments of BAC will have to comply with the Volcker Rule.  That means, for example, that some or all of the following changes may have to be implemented:  (1) BAC’s investment in the Fund will have to be reduced to no more than 3% of the ownership interests in the Fund, if applicable; (2) BAC will have to reduce its aggregate investments in all Covered Funds to the maximum amount permitted by the final rules, which amount cannot be more than 3% of BAC’s Tier 1 capital; (3) to the extent that any directors or employees of BAC not directly engaged in providing investment advisory or other services to the Fund hold any Units in the Fund, those Units will have to be redeemed or transferred; and/or (4) any

“covered transactions” between the Fund, on the one hand, and BAC, on the other, will have to be terminated.  In addition, the trading and other investment opportunities of the Fund may be limited in order to comply with the restriction on material conflicts of interest, or to prevent a material exposure by BAC to high-risk assets or high-risk strategies.

Redemptions by BAC or certain of its employees as a result of, or in connection with, the Volcker Rule could require the Fund to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Fund.  In addition, regardless of the period of time in which such redemptions occur, the resulting reduction in the Fund’s net assets, and thus in its equity bases, could make it more difficult for the Fund to diversify its holdings and achieve its investment objective.  Substantial redemptions by BAC or certain of its employees could cause the Fund to distribute a considerable percentage of its liquid assets, leaving the Fund’s remaining assets, and its remaining Units, comparatively less liquid, and could significantly increase the remaining Investors’ pro rata shares of the Fund’s expenses.  Similarly, BAC or certain of its employees may be required to transfer their Units to a third party as a result of, or in connection with, the Volcker Rule and such transfers may have an adverse effect on the Fund.

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Fund invests and the strategies of the Fund; and (y) BAC.  Such measures could have a material and adverse effect on the Fund, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

Global markets and economic conditions have been negatively affected by the ability of E.U. member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U.’s financial support programs and financial troubles could have an adverse effect on the Fund.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:        Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11th Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Investors generally may redeem any or all of their Units, in whole or fractional Units, effective as of the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”) upon providing at least eight business days’ prior notice.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.

(b)                                 Holders:

As of December 31, 2012, there were 591 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

(f)                                   Recent Sales of Unregistered Securities:

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1479
Feb-12	—	—	1.1585
Mar-12	—	—	1.1711
Apr-12	—	—	1.1262
May-12	—	—	1.1600
Jun-12	—	—	1.1557
Jul-12	132,764	121,234	1.0951
Aug-12	181,361	156,305	1.1603
Sep-12	213,524	184,376	1.1581
Oct-12	263,685	228,378	1.1546
Nov-12	1,453,446	1,325,412	1.0966
Dec-12	318,459	287,496	1.1077
Jan-13	138,020	123,276	1.1196
Feb-13	229,868	198,298	1.1592

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1223
Feb-12	—	—	1.1318
Mar-12	—	—	1.1431
Apr-12	—	—	1.0984
May-12	—	—	1.1304
Jun-12	—	—	1.1253
Jul-12	184,159	172,838	1.0655
Aug-12	1,948,221	1,727,299	1.1279
Sep-12	688,824	612,397	1.1248
Oct-12	806,698	719,944	1.1205
Nov-12	1,650,247	1,552,005	1.0633
Dec-12	1,066,444	993,705	1.0732
Jan-13	256,283	236,467	1.0838
Feb-13	585,000	521,762	1.1212

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1857
Feb-12	—	—	1.1982
Mar-12	—	—	1.2127
Apr-12	—	—	1.1677
May-12	—	—	1.2042
Jun-12	—	—	1.2013
Jul-12	—	—	1.1398
Aug-12	—	—	1.2091
Sep-12	—	—	1.2083
Oct-12	—	—	1.2062
Nov-12	1,000,000	871,840	1.1470
Dec-12	—	—	1.1601
Jan-13	—	—	1.1740
Feb-13	1,773,429	1,457,214	1.2170

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1641
Feb-12	—	—	1.1752
Mar-12	—	—	1.1884
Apr-12	—	—	1.1432
May-12	—	—	1.1779
Jun-12	—	—	1.1739
Jul-12	682,300	613,138	1.1128
Aug-12	717,229	608,130	1.1794
Sep-12	252,679	214,590	1.1775
Oct-12	29,660	25,255	1.1744
Nov-12	811,633	727,400	1.1158
Dec-12	46,571	41,305	1.1275
Jan-13	336,310	295,035	1.1399
Feb-13	10,000	8,470	1.1807

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$3,423,754	2,451,141	$1.3968
Feb-12	815,225	577,559	1.4115
Mar-12	1,234,531	864,094	1.4287
Apr-12	1,094,425	795,598	1.3756
May-12	—	—	1.4187
Jun-12	—	—	1.4152
Jul-12	—	—	1.3427
Aug-12	—	—	1.4244
Sep-12	—	—	1.4234
Oct-12	—	—	1.4210
Nov-12	—	—	1.3513
Dec-12	—	—	1.3667
Jan-13	—	—	1.3830
Feb-13	—	—	1.4338

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.1614
Feb-12	—	—	1.1743
Mar-12	—	—	1.1893
Apr-12	—	—	1.1461
May-12	—	—	1.1827
Jun-12	—	—	1.1805
Jul-12	—	—	1.1210
Aug-12	—	—	1.1900
Sep-12	—	—	1.1899
Oct-12	—	—	1.1886
Nov-12	—	—	1.1313
Dec-12	—	—	1.1451
Jan-13	—	—	1.1598
Feb-13	—	—	1.2031

CLASS M

Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	—	—	—
May-12	—	—	—
Jun-12	—	—	—
Jul-12	—	—	—
Aug-12	—	—	—
Sep-12	—	—	—
Oct-12	—	—	—
Nov-12	—	—	—
Dec-12	2,911,849	2,879,028	1.0114
Jan-13	450,000	439,668	1.0235
Feb-13	125,000	117,802	1.0611

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010

Trading profit (loss)
Realized, net	$7,099,428	$6,885,962	$36,984,257
Change in unrealized, net	(3,439,687)	(2,990,881)	11,539,144
Brokerage commissions	(886,130)	(940,971)	(880,901)
Total trading profit (loss)	2,773,611	2,954,110	47,642,500

INVESTMENT INCOME (EXPENSE):
Interest	(8,831)	10,526	(3,199)

EXPENSES:
Management fees	4,156,778	4,986,858	4,237,743
Performance fees	102,552	667	10,688,758
Sponsor fees	729,287	797,628	751,285
Other	555,699	593,820	649,724
Total Expenses	5,544,316	6,378,973	16,327,510

NET INVESTMENT INCOME (LOSS)	(5,553,147)	(6,368,447)	(16,330,709)

NET INCOME (LOSS)	$(2,779,536)	$(3,414,337)	$31,311,791

Balance Sheet Data	December 31, 2012	December 31, 2011	December 31, 2010

Members’ Capital	$170,304,436	$255,706,929	$261,333,948
Net Asset Value per Series A Unit	1.1196	1.1479	1.1785
Net Asset Value per Series C Unit	1.0838	1.1223	1.1639
Net Asset Value per Series D Unit	1.1740	1.1857	1.1993
Net Asset Value per Series I Unit	1.1399	1.1641	1.1904
Net Asset Value per Series DS Unit	1.3830	1.3968	1.4128
Net Asset Value per Series DT Unit*	1.1598	1.1614	1.1650
Net Asset Value per Series M Unit**	1.0235	—	—

*Units issued on February 1, 2010.

**Units issued on December 1, 2012.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful financial information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0208	$1.0666	$1.0683	$1.1338	$1.0724
2010	$1.0328	$1.0669	$1.1277	$1.1575	$1.0771	$1.0787	$1.0816	$1.0775	$1.1152	$1.1493	$1.1128	$1.1785
2011	$1.1843	$1.2257	$1.2100	$1.2738	$1.2297	$1.1858	$1.2197	$1.1897	$1.1893	$1.1116	$1.1277	$1.1479
2012	$1.1585	$1.1711	$1.1262	$1.1600	$1.1557	$1.0951	$1.1603	$1.1581	$1.1546	$1.0966	$1.1077	$1.1196

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0199	$1.0648	$1.0656	$1.1301	$1.0698
2010	$1.0294	$1.0625	$1.1222	$1.1508	$1.0700	$1.0707	$1.0727	$1.0677	$1.1041	$1.1369	$1.1000	$1.1639
2011	$1.1687	$1.2085	$1.1920	$1.2538	$1.2095	$1.1652	$1.1976	$1.1671	$1.1658	$1.0887	$1.1035	$1.1223
2012	$1.1318	$1.1431	$1.0984	$1.1304	$1.1253	$1.0655	$1.1279	$1.1248	$1.1205	$1.0633	$1.0732	$1.0838

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0221	$1.0693	$1.0723	$1.1395	$1.0750
2010	$1.0366	$1.0722	$1.1347	$1.1661	$1.0864	$1.0895	$1.0938	$1.0910	$1.1306	$1.1666	$1.1310	$1.1993
2011	$1.2067	$1.2504	$1.2359	$1.3027	$1.2592	$1.2157	$1.2521	$1.2228	$1.2239	$1.1454	$1.1634	$1.1857
2012	$1.1982	$1.2127	$1.1677	$1.2042	$1.2013	$1.1398	$1.2091	$1.2083	$1.2062	$1.1470	$1.1601	$1.1740

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0211	$1.0673	$1.0693	$1.1355	$1.0789
2010	$1.0394	$1.0741	$1.1357	$1.1660	$1.0854	$1.0874	$1.0907	$1.0869	$1.1253	$1.1601	$1.1236	$1.1904
2011	$1.1967	$1.2389	$1.2234	$1.2883	$1.2442	$1.2001	$1.2349	$1.2049	$1.2049	$1.1266	$1.1432	$1.1641
2012	$1.1752	$1.1884	$1.1432	$1.1779	$1.1739	$1.1128	$1.1794	$1.1775	$1.1744	$1.1158	$1.1275	$1.1399

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0408	$1.1416	$1.1916	$1.2227
2009	$1.2096	$1.2138	$1.2009	$1.1446	$1.1820	$1.1543	$1.1572	$1.1827	$1.2374	$1.2409	$1.3191	$1.2665
2010	$1.2212	$1.2631	$1.3368	$1.3738	$1.2799	$1.2835	$1.2885	$1.2852	$1.3319	$1.3743	$1.3324	$1.4128
2011	$1.4216	$1.4731	$1.4560	$1.5347	$1.4834	$1.4322	$1.4750	$1.4405	$1.4419	$1.3494	$1.3706	$1.3968
2012	$1.4115	$1.4287	$1.3756	$1.4187	$1.4152	$1.3427	$1.4244	$1.4234	$1.4210	$1.3513	$1.3667	$1.3830

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	$1.0350	$1.0960	$1.1271	$1.0508	$1.0543	$1.0592	$1.0571	$1.0962	$1.1318	$1.0980	$1.1650
2011	$1.1730	$1.2163	$1.2029	$1.2688	$1.2272	$1.1855	$1.2217	$1.1939	$1.1958	$1.1200	$1.1386	$1.1614
2012	$1.1743	$1.1893	$1.1461	$1.1827	$1.1805	$1.1210	$1.1900	$1.1899	$1.1886	$1.1313	$1.1451	$1.1598

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0235

ML BLUETREND FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions: $7,304,998

Current Capitalization:   $5,767,104

Worst Monthly Drawdown(2):  (6.95)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (14.03)%  (May 2011 — December 2012)

Net Asset Value per Unit for Class A, December 31, 2012:   $1.1196

Monthly Rates of Return (4)

Month	2012	2011	2010	2009
January	.92%	0.49%	(3.69)%	0.00%
February	1.09	3.50	3.30	—
March	(3.83)	(1.28)	5.70	—
April	3.00	5.27	2.64	—
May	(0.37)	(3.46)	(6.95)	—
June	(5.24)	(3.57)	0.15	—
July	5.95	2.86	0.27	—
August	(0.19)	(2.46)	(0.38)	2.08
September	(0.30)	(0.03)	3.50	4.49
October	(5.02)	(6.53)	3.06	0.16
November	1.01	1.45	(3.18)	6.13
December	1.07	1.79	5.90	(5.42)
Compound Annual Rate of Return	(2.47)%	(2.60)%	9.89%	7.23%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 11.96%.

ML BLUETREND FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $31,930,955

Current Capitalization:   $22,589,572

Worst Monthly Drawdown(2):  (7.02)% (May 2010)

Worst Peak-to-Valley Drawdown(3):  (15.19)%  (May 2011 — December 2012)

Net Asset Value per Unit for Class C, December 31, 2012:   $1.0838

Monthly Rates of Return (4)

Month	2012	2011	2010	2009
January	.85%	0.41%	(3.77)%	0.00%
February	1.00	3.41	3.22	—
March	(3.91)	(1.37)	5.62	—
April	2.91	5.18	2.55	—
May	(0.45)	(3.53)	(7.02)	—
June	(5.31)	(3.66)	0.07	—
July	5.86	2.78	0.19	—
August	(0.28)	(2.55)	(0.47)	1.99
September	(0.38)	(0.11)	3.41	4.40
October	(5.10)	(6.61)	2.97	0.08
November	0.93	1.36	(3.25)	6.05
December	0.99	1.70	5.81	(5.34)
Compound Annual Rate of Return	(3.43)%	(3.57)%	8.80%	6.93%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 8.38%.

ML BLUETREND FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $14,431,625

Current Capitalization:   $14,253,597

Worst Monthly Drawdown(2):  (6.83)% (May 2010)

Worst Peak-to-Valley Drawdown(3):  (12.50)%  (May 2011 — December 2012)

Net Asset Value per Unit for Class D, December 31, 2012:   $1.1740

Monthly Rates of Return (4)

Month	2012	2011	2010	2009
January	1.05%	0.62%	(3.57)%	0.00%
February	1.21	3.62	3.43	—
March	(3.71)	(1.16)	5.83	—
April	3.13	5.40	2.77	—
May	(0.24)	(3.34)	(6.83)	—
June	(5.12)	(3.45)	0.29	—
July	6.08	2.99	0.39	—
August	(0.07)	(2.34)	(0.26)	2.21
September	(0.18)	0.09	3.63	4.62
October	(4.91)	(6.41)	3.18	0.28
November	1.14	1.57	(3.05)	6.27
December	1.20	1.92	6.04	(5.66)
Compound Annual Rate of Return	(.99)%	(1.13)%	11.56%	7.56%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 17.40%.

ML BLUETREND FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:  $12,292,966

Current Capitalization:   $8,650,463

Worst Monthly Drawdown(2):  (6.91)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (13.62)%  (May 2011 — December 2012)

Net Asset Value per Unit for Class I, December 31, 2012:   $1.1399

Monthly Rates of Return (4)

Month	2012	2011	2010	2009
January	.95%	0.53%	(3.66)%	0.00%
February	1.12	3.53	3.34	—
March	(3.80)	(1.25)	5.74	—
April	3.04	5.30	2.67	—
May	(0.34)	(3.42)	(6.91)	—
June	(5.20)	(3.54)	0.18	—
July	5.98	2.90	0.30	—
August	(0.16)	(2.43)	(0.35)	2.11
September	(0.27)	—	3.53	4.52
October	(4.99)	(6.50)	3.09	0.19
November	1.05	1.47	(3.15)	6.19
December	1.10	1.83	5.95	(4.98)
Compound Annual Rate of Return	(2.08)%	(2.21)%	10.33%	7.89%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 13.99%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2008

Aggregate Subscriptions:   $157,344,326

Current Capitalization:   $92,418,971

Worst Monthly Drawdown(2):  (6.84)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (12.51)%  (May 2011 — December 2012)

Net Asset Value per Unit for Class DS, December 31, 2012:  $1.383

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	1.05%	0.62%	(3.57)%	(1.08)%	—
February	1.22	3.62	3.43	0.35	—
March	(3.72)	(1.16)	5.83	(1.06)	—
April	3.13	5.41	2.77	(4.69)	—
May	(0.25)	(3.34)	(6.84)	3.27	—
June	(5.12)	(3.45)	0.28	(2.34)	—
July	6.08	2.99	0.39	0.25	—
August	(0.07)	(2.34)	(0.26)	2.20	—
September	(0.18)	0.10	3.63	4.63	4.08%
October	(4.90)	(6.42)	3.18	0.28	9.68
November	1.14	1.57	(3.05)	6.30	4.38
December	1.19	1.92	6.03	(3.99)	2.62
Compound Annual Rate of Return	(0.99)%	(1.13)%	11.55%	3.29%	22.27%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 38.30%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2010

Aggregate Subscriptions:   $1,419,361

Current Capitalization:   $23,677,970

Worst Monthly Drawdown(2):  (6.77)% ( May 2010 )

Worst Peak-to-Valley Drawdown(3):  (11.73)%  (May 2011 — December 2012)

Net Asset Value per Unit for Class DT, December 31, 2012:  $1.1598

Monthly Rates of Return (4)

Month	2012	2011	2010
January	1.11%	0.69%	0.00%
February	1.28	3.69	3.50
March	(3.63)	(1.10)	5.89
April	3.19	5.48	2.84
May	(0.19)	(3.28)	(6.77)
June	(5.04)	(3.40)	0.33
July	6.15	3.05	0.46
August	—	(2.28)	(0.20)
September	(0.11)	0.16	3.70
October	(4.82)	(6.34)	3.25
November	1.22	1.66	(2.99)
December	1.28	2.00	6.10
Compound Annual Rate of Return	(.14)%	(0.31)%	16.50%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since February 1, 2010 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since February 1, 2010 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 15.98%.

ML BLUETREND FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2012

Aggregate Subscriptions:   $2,911,849

Current Capitalization:   $2,946,759

Worst Monthly Drawdown(2):  N/A

Worst Peak-to-Valley Drawdown(3):  N/A

Net Asset Value per Unit for Class M, December 31, 2012:  $1.0235

Monthly Rates of Return (4)

Month	2012
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	—
November	—
December	1.20
Compound Annual Rate of Return	1.20%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since December 1, 2012 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since December 1, 2012 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 1.20%.

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

Results of Operations

General

The Trading Program applies a systematic and broadly diversified global investment system, which deploys multiple investment strategies that, primarily through the use of listed futures and F/X OTC contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2012

Total Trading
Profit (Loss)
Stock Indices	$4,070,616
Metals	(6,273,910)
Agricultural Commodities	(2,319,528)
Currencies	(5,102,842)
Energy	(5,341,711)
Interest Rates	18,627,116
Subtotal	3,659,741
Brokerage Commissions	(886,130)
Total	$2,773,611

The Fund experienced a net profit of $3,659,741 before brokerage commissions and related fees for the year ended December 31, 2012.  Profits were primarily attributable to the Fund trading in the interest rate and stock indices sectors posting profits. The agriculture, currency, energy and metal sectors posted losses.

The interest rate sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the first quarter. Short term interest rates performed well following support for a low rate environment by various central banks with long Eurodollar and Euribor positions being among the Fund’s top performing markets. Losses were posted to the Fund in the middle of the first quarter as unclear direction in fixed income markets, resulted in the fund’s net long bonds and short term rates exposure detracting from performance. Losses were posted to the Fund at the end of the first quarter. The month began with the Fund a net long fixed income position and therefore experienced losses as a result of the extreme upward moves in yields mid-month in which the resulting increase in price volatility saw the Fund trim positions within the sector, remaining net long in aggregate however with reduced positions. Profits were posted to the Fund at the beginning of the second quarter. The Fund’s long bias in its fixed income positions (bonds and short term interest rates) was responsible for the largest contribution to performance, in general, the market expectation was for rates to remain lower for longer. Profits were posted to the Fund in the middle of the second quarter. The Fund’s long position in fixed income markets saw both the bond and short term interest rate sectors deliver strong returns; the bond sector contained the three top performing positions (Gilts, Bunds and U.S. long bonds) as the continuing financial crisis pushed yields ever lower. Losses were posted to the Fund at the end of the second quarter. The continued economic weakness being witnessed around the globe fuelled further action from the world’s central banks, benefitting the Fund’s long positions in short term interest rate futures; consequently, the Euro dollar and Short Sterling short term interest rate positions were two of the top contributors for June.  Meanwhile, in the bond sector performance was mixed as the  Japanese bond prices continued to rally resulting in the Japanese Government Bond (10Y bond) being one of the top performing positions in the Fund.  In Europe, German bond futures fell over the month reversing their recent price trend, and resulted in the Bund and Bobl futures being among the largest detractors from performance. Profits were posted to the Fund at the beginning of the third quarter. The fixed income sectors (bonds and short term interest rates) posted the largest positive contributions to the Fund’s return as the expectations were generally for interest rates to remain lower for longer, and in some cases central banks cut rates or extended stimulus measures. Consequently, the trading program’s long positions in the Euribor short term interest rate futures was a top performing position in the Fund.   Losses were posted to the Fund in the middle of the third quarter. The trading program’s short term interest rate positions contributed positively to performance, as the U.S. Federal Reserve Chairman Bernanke’s Jackson Hole speech indicated that the low level of interest rates was likely to remain for a longer period of time. However, this was not enough to offset losses in the trading program’s bonds.  Losses were posted to the Fund at the end of the third quarter as bonds detracted from performance, as bond prices retreated in reaction to more optimistic market sentiment. Losses were posted to the Fund at the beginning of the fourth quarter. The bond sector witnessed the worst performance this month, with it seeing the most significant hit during the third week of October; during this period macro data releases globally appeared stronger than expected, including the unexpected fall in the U.S. unemployment rate.  In reaction to this data, global fixed income markets retreated. Profits were posted to the Fund in the middle of the fourth quarter. Both bonds and short term interest rates, profited as yields, in general, fell over the course of the month of November.  This move was not, however, without some challenges as most markets in the sector saw a significant retracement (rise in yields) over the third week which then reversed before month end. Variation in the economic outlook for individual countries saw the bond sector contain both one of the top and bottom performing markets; Japanese government bonds rallied strongly benefitting the fund’s long position, meanwhile Australian government bonds were down on the month, moving against the fund’s long position. Losses were posted to the Fund at the end of the fourth quarter. The bond sector was the largest detractor from the Fund’s returns in December, and indeed contained two of the worst performing markets. In general, bond markets witnessed price falls (increases in yield) through the middle of the month of December, in lieu of improved sentiment; these moves went against the trading program’s long positions held by the Fund, and despite many markets reverting before year end the recovery was not sufficient to offset the earlier losses. Small losses were also experienced in the short term interest rate sector as, in general, futures markets finished the month slightly lower.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. January’s market conditions became increasingly risk-seeking, fuelled by large liquidity infusions globally. The risk-seeking sentiment was evident in equity markets with the Standard & Poors 500 and the MSCI World up in January.  Profits were posted to the Fund in the middle of the first quarter due to the Fund’s net long equities exposure generated gains following the rally seen in those markets. Profits were posted to the Fund at the end of the first quarter as equity markets were up in the U.S., however down in Europe.  Losses were posted to the Fund at the beginning of the second quarter. Over the course of April the Fund’s Margin to Equity increased, at the end of March to the end of April. The main changes to risk (in terms of VaR) were increases in the energy and bond sectors and a reduction in the equity sector. Losses were posted to the Fund in the middle of the second quarter. Equity markets saw substantial falls, which led to a small loss from the sector, the extent and persistence of recent moves have seen the proportion of the Fund’s risk deployed in the sector drop to a multi-year low. Losses were posted to the Fund at the end of the second quarter. Profits were posted to the Fund at the beginning of the third quarter. A net long bias in equity markets led to the sector providing a positive contribution however, performance across individual indices was mixed. Profits were posted to the Fund in the middle through the end of the third quarter. In September, the trading program benefitted from a short position in the VIX futures, with implied volatility continuing to fall as markets perceived that the European Central Bank actions had reduced risk. Losses were posted to the Fund at the beginning of the fourth quarter. Performance across the markets within the equity sector was mixed, so although the sector finished in negative territory in October it contained some of the top performing individual markets.  While some indices, such as the S&P 500 index, oscillated several times over the month challenging the trend following approach, others such as the Hang Seng index displayed more consistent positive trends which were captured profitably. Profits were posted to the Fund in the middle of the fourth quarter. Equity indices typically fell in the first half of December before exhibiting a strong rally over the second half, the result was that they ended up in positive territory benefiting the trading program’s net long positions. Profits were posted to the Fund at the end of the fourth quarter. The U.S. fiscal cliff discussions dominated the markets attention as the New Year approached, and the strong recovery experienced in the U.S. equity markets on the last trading day of the year contributed to the sector’s performance. While most equity indices finished the month in positive territory the Japanese indices were the outstanding performers.

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the first quarter as agricultures in general were on a downward path.  Losses were posted to the Fund in the middle of the first quarter as agricultures were mixed with no consistency of price moves across markets. Profits were posted to the Fund at the end of the first quarter with gains from crops. Profits were posted to the Fund at the beginning through the middle of the second quarter as concerns about food price inflation continued to push agricultural markets, such as soybean, higher and resulted in a positive contribution from the sector.  Losses were posted to the Fund at the end of the second quarter. Within the crops sector, corn prices surged as the heat wave in the U.S. Midwest damaged harvests; the rally in corn being one of the top detractors from Fund performance in June.   The impact of the hot, dry weather was felt across other crops as well with soybean prices increased.  Profits were posted to the Fund at the beginning of the third quarter due to the trading program’s long position in soybean futures which was one of the top performance contributors. Profits were posted to the Fund in the middle of the quarter. Agricultural markets were mixed in August with some crops, such as soybean, continuing their strong rally while others, such as wheat and corn, retreated. Losses were posted to the Fund at the end of the third quarter. Several crops reversed their recent price rallies in September as speculation grew that U.S. harvests may be larger than forecast and production in South America looked set to be higher than expected. Soybeans, for example, which had rallied during the year to the end of August and fell in September. Losses were posted to the Fund at the beginning of the fourth quarter due to the trading program’s positions in crops. Losses were posted to the Fund in the middle of the fourth quarter. In response to the falls seen in crop prices the Fund reduced the net long exposure it had held in the sector, moving to neutral overall. Losses were posted to the Fund at the end of the fourth quarter. The crops sector detracted slightly from the Fund’s performance as agricultural futures, including Corn, Wheat and Soybean fell over the month of December.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The International Monetary Fund cut its forecast for global growth in 2012 and in 2013. Europe may go into recession this year, but the severity is uncertain. European leaders made yet another attempt to put fiscal rules in place and to enhance their financial firepower to regain investor confidence. However, the fiscal compact may lack the weight to provide a solid anchor for monetary union. Greece remains an unresolved issue and even if the private sector initiative is finalized, the market appears skeptical on the effectiveness of a new economic program and hence expects debt workouts may be recurrent. Losses were posted to the Fund in the middle of the first quarter. In the U.K., the Bank of England added funds to their quantitative easing program. In Japan, the central bank announced further monetary stimulus, resulting in the Japanese yen depreciating against U.S. dollar during the month. Losses were posted to the Fund at the end of the first quarter as markets continue to be volatile. Losses were posted to the Fund at the beginning of the second quarter only to be reversed in the middle of the quarter. Profits were posted to the Fund in the middle of quarter. The combination of Eurozone fears and evidence of a slowing global economy resulted in a sharply stronger U.S. dollar, which benefitted the Fund’s foreign exchange positioning having entered May with a net long U.S. dollar bias which was added to as the month progressed. Losses were posted to the Fund at the end of the second quarter. Losses were experienced in the Foreign Exchange sector where the Euro rallied strongly into month end and the U.S. dollar weakened, reversing the strong moves seen in May. Profits were posted to the Fund at the beginning of the third quarter.  In the Fund’s foreign exchange, the fall in value of the EUR and the rise of the Australian dollar helped the trading program deliver a positive contribution to the Fund’s performance. Losses were posted to the Fund in the middle of the third quarter where markets moved against a number of the positions held by the Fund. Profits were posted to the Fund at the end of the third quarter. The continued weakening of the U.S. dollar benefitted the Fund’s short U.S. dollar bias and was one factor that led to the sector’s positive performance. Losses were posted to the Fund at the beginning of the fourth quarter. Profits were posted to the Fund in the middle of the fourth quarter as currencies were relatively muted over the month of November with the exception of weakness in Japanese yen. The U.S.D. Index rose, EUR/U.S. dollar by 0.12% but U.S. dollar/Japanese yen rallied 3.3% over the month, as the Japanese yen continued to fall vs. .U.S. dollar. Profits were posted to the Fund at the end of the fourth quarter. Finally, in the FX markets, although the move in the broader Dollar Index was relatively modest, there was dispersion across currencies that presented opportunities for the strategy; the continued rise of U.S. dollar-Japanese yen and fall of U.S. dollar-Norwegian krone helped the sector deliver a strong contribution to performance.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Long oil positions performed well due to the increasing oil prices spurred by the likelihood of sanctions being imposed on Iran. Profits were posted to the Fund in the middle of the first quarter. Iran’s continued nuclear aspirations and the resulting sanctions contributed to a supply fear rally in oil which the Fund captured given its net long energies position.

Profits were posted to the Fund at the end of the first quarter due to the Fund’s short position in natural gas, which benefitted from the continued fall in prices as a result of excess supply.  Losses were posted to the Fund at the beginning of the second quarter. News that U.S. output grew to the highest level since 1999 (as drilling accelerated), consequently leading to increased stockpiles, resulted in prices falling across many energy markets; these moves went against the long bias that the Fund held in the sector. Losses were posted to the Fund in the middle of the second quarter. The Fund’s long positions in most energy markets saw the sector contain poor performing positions, and resulted in the sector being the largest detractor.  Over the course of May the strategy substantially reduced its exposure to energies, in response to the market moves, cutting exposure by approximately 80%. Losses were posted to the Fund at the end of the second quarter. The reduction in exposure to the energy sector seen during May continued in June, as energy markets (in general) first fell heavily and then rebounded aggressively; as a result the exposure to the sector at the end of the month was the lowest level seen in recent years. Profits were posted to the Fund at the beginning of the third quarter as energy markets rallied in July. However, the performance contribution to the Fund was more muted due to the trading program’s light positioning in the sector following the price movements of the previous few months. Profits were posted to the Fund in the middle of the third quarter. The energy complex rallied as economic figures released early in the month of August indicated growth in the U.S.  These gains were maintained and added to over the remainder of the month, with West Texas Intermediate, Brent Crude, RBOB Gasoline and Gas Oil futures all rising.  Losses were posted to the Fund at the end of the third quarter. A surge in U.S. crude oil inventories coupled with news that Saudi Arabia may be moving to reduce prices caused energy futures to fall sharply in the middle of September reversing the prevailing positive price trend resulting in a negative performance contribution given the trading program’s long position bias in the sector. Losses were posted to the Fund at the beginning of the fourth quarter. The energy markets retreated in the second half of October, with West Texas Intermediate crude reaching its lowest level since July after falling in just four trading sessions.  The sector’s move was against the long positions that the trading program held in the energy complex. Losses were posted to the Fund in the middle of the fourth quarter as the energy markets saw mixed performance. West Texas Intermediate crude prices oscillated several times over the month of November.  Natural gas prices rose over the first half of the month of November but then fell substantially after government data showed an unexpected gain in U.S. stockpiles, the net result was that prices fell by about -6.8% over the month. Losses were posted to the Fund at the end of the fourth quarter. West Texas Intermediate crude finished December higher, having fallen early in the month; natural gas prices fell finishing the month down since their mid-November peak.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter.  The metals markets were up January which moved against the Fund’s short positions. Losses were posted to the Fund in the middle of the first quarter as metals ended broadly flat with most exhibiting a fall at the end of February. Losses were posted to the Fund at the end of the first quarter as metals were generally down. Losses were posted to the Fund at the beginning of the second quarter which reversed in the middle of the quarter. The metals sector contributed positively to performance as markets continued their downward trends. Losses were posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter due to the gold prices rising resulting in moving against the trading program’s short positions. Losses were posted to the Fund in the middle of the third quarter. The metals sector was the only sector to provide a negative contribution to Fund’s performance, with gold prices rising and hence moving against the Fund’s short positions. Losses were posted to the Fund at the end of the third quarter as the metals sector detracted from performance slightly. Losses were posted to the Fund at the beginning of the fourth quarter as prices of both base and precious metals retreated and the Fund reversed its aggregate long exposure to the sector finishing the month with a small short position. Losses were posted to the Fund in the middle of the fourth quarter as the Fund reversed its aggregate short exposure in the metals sector to finish the month with a small long position. Mixed price movements were seen within the sector, with gold down over the month of December and copper up.

Year ended December 31, 2011

Total Trading
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

The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2012 and 2011, the Fund’s average month-end Net Asset Value was approximately $216,845,969 and $265,563,946, respectively.

December 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	1,531,959	0.71%	3,779,394	360,723
Currencies	5,795,643	2.67%	12,415,413	264,619
Energy	3,023,268	1.39%	7,451,820	711,304
Interest Rates	6,161,816	2.84%	18,707,316	508,478
Metals	2,245,999	1.04%	3,753,654	449,416
Stock Indices	4,197,173	1.94%	10,704,423	74,770

Total	22,955,858	10.59%	56,812,020	2,369,310

December 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	2,259,899	0.85%	5,636,681	62,670
Currencies	2,768,609	1.04%	4,839,819	1,314,460
Energy	4,953,874	1.87%	9,948,030	697,631
Interest Rates	4,140,634	1.56%	14,926,446	628,854
Metals	4,688,135	1.77%	15,064,014	37,124
Stock Indices	6,324,817	2.38%	13,097,303	1,513,823

Total	25,135,968	9.47%	63,512,293	4,254,562

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

The Fund also has non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2012, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2012. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2012.

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

Risk Management

The management of risk is an integral part of the Bluecrest Trading System.  The Trading Advisor’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to the Trading Advisor’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2012

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012	2011	2011	2011	2011
Total Income (Loss)	$(4,661,757)	$13,285,125	$(3,336,327)	$(2,522,262)	$(8,846,121)	$3,899,023	$(4,326,468)	$12,238,202
Total Expenses	686,198	$1,832,325	$1,497,360	1,528,433	(395,567)	2,218,774	213,611	4,342,155
Net Income (Loss)	$(5,347,955)	$11,452,800	$(4,833,687)	$(4,050,695)	$(8,450,554)	$1,680,249	$(4,540,079)	$7,896,047

Net Income (Loss) per weighted average Unit (1)	$(0.0371)	$0.0732	$(0.0259)	$(0.0204)	$(0.0425)	$0.0084	$(0.0228)	$0.0394

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2012, the Fund’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

Deann Morgan	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

James L. Costabile	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Deann Morgan, age 43, has been the Chief Executive Officer and President of MLAI since June 2012 and is a Managing Director within the Global Wealth and Retirement Solutions group (“GWRS”) which is a business unit within the BAC Global Wealth & Investment Management group (“GWIM”), a division of BAC.  As a Vice President of MLAI from March 2008 through June 2012, Ms. Morgan was responsible for overseeing GWRS Alternative Investments Origination.  From April 2006 until December 2008, Ms. Morgan was a Director for BAC’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments.  She received her M.B.A. from the University of Chicago and her B.B.A. from University of Michigan and is a Chartered Financial Analyst (CFA) charterholder.   Ms. Morgan has been registered with the CFTC as an associated person and listed as a principal of MLAI since August 21, 2009.  Ms. Morgan has also been registered with the CFTC as an associated person of MLPF&S since April 13, 2009.

Barbra E. Kocsis, age 46, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, a position she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through MLPF&S and US Trust.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration/Accounting.

James L. Costabile, age 37, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and U.S. Trust since January 2009.  U.S. Trust is a division of BAC. Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of the MLPF&S since August 20, 2007.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Colleen R. Rusch, age 45, is a Managing Director and Head of Alternative Investments Platform Management within the Global Wealth and Retirement Solutions Group (“GWRS”) and has been a Vice President of MLAI and a Director within GWRS since January 2008.  She is responsible for overseeing GWRS Alternative Investments operations, service and trading platform since January 2008.  From December 2007 to February 2012, she was a Director of MLAI.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College.

Steven L. Suss, age 53, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWIM’s Alternative Investments Group, a division within BAC that provides advisory and other services to high net worth clients, since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of Bank of America Capital Advisors LLC (“BACA”) since July 2007.  BACA is an investment advisor focusing on alternative investment products and Mr. Suss is responsible within that entity for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Prior to these existing roles, Mr. Suss has performed various other roles within BAC:  he has served as Senior Vice President at Banc of America Investment Advisors Inc. (“BAIA”), another alternative investment advisor affiliated with BAC, from July 2007 to March 2010; he was Senior Vice President of U.S. Trust Hedge Fund Management, Inc., a hedge fund manager associated with BAC, from June 2007 to March 2010, and served as its Chief Financial Officer and Treasurer from October 2007 to March 2010; and he was Senior Vice President of UST Advisers, Inc., an investment adviser associated with BAC, from July 2007 to May 2008.  In the above roles with BAIA, U.S. Trust Hedge Fund Management, Inc. and UST Advisers, Inc., Mr. Suss was responsible for the management of financial reporting and operational matters of alternative investment funds managed by those entities.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2012, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partnership or limited liability company interests are registered under the Securities Exchange Act: Aspect Futures Access LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, MAN AHL FuturesAccess LLC, Ortus Currency FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions.  The Fund does not have any officers, managers or employees.  The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BAC affiliate.   MLAI also receives a portion of the management fees and performance fees. MLAI or BAC affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability member interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2012 MLAI owned no Unit-equivalent Member interests. The principals of MLAI did not own any Units, and BlueCrest did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)                                 Transactions between BAC and the Fund

Many of the primary service providers to the Fund are BAC affiliates, including MLPF&S and MLIB.    The fees paid by the Fund to any BAC parties were established by the BAC parties based on rates charged to similarly-situated customers rather than being negotiated.  These fees are likely higher than would have been obtained in arms-length bargaining.

The Fund pays BAC substantial brokerage commissions as well as prime brokerage fees and bid-ask spreads on F/X and other OTC trades. The Fund pays MLAI Sponsor fees, management fees and performance fees.

The Fund maintains, cash, collateral and margin balances with MLFP&S and MLIB, providing these BAC affiliates funding benefits from possession of the Fund’s capital.

No loans have been, outstanding between MLAI or any of its principals and the Fund.

MLAI pays selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)                                 Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2012 the Fund directly expensed:  (i) brokerage commissions of $886,130 to MLPF&S and $4,156,778 in management fees earned by BlueTrend and MLAI, (ii) Sponsor fees of $729,287 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

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

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, in connection with the audit of the Fund’s financial statements, review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and 2011 were $163,000 and $162,750, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2012 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Fund

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

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

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML BlueTrend FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on September 29, 2009 (“Registration Statement”).

3.02	Second Amended and Restated Limited Liability Company Operating Agreement of ML BlueTrend FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on March 6, 2012.

10.01	Customer Agreement between ML BlueTrend FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Registration Statement.

10.02	Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management LLP.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Report on Form 10-K for the year-ended December 31, 2010, filed on March 15, 2011.

10.03	Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management LLP.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on May 9, 2011.

13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

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

ML BLUETREND FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Deann Morgan
Deann Morgan
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deann Morgan	Chief Executive Officer, President and Manager	March 27, 2013
Deann Morgan

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 27, 2013
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/James L. Costabile	Vice President and Manager	March 27, 2013
James L. Costabile

/s/Colleen R. Rusch	Vice President and Manager	March 27, 2013
Colleen R. Rusch

/s/Steven L. Suss	Vice President and Manager	March 27, 2013
Steven L. Suss

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML BLUETREND FUTURESACCESS LLC

2012 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.