Form 10-Q
period 2013-03-31
ML BlueTrend FuturesAccess LLC
filed 2013-05-15
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Four World Financial Center, 11th Floor

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

As of March 31, 2013 128,500,086 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31 ,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $22,920,570 for 2013 and $23,668,477 for 2012)	$165,743,274	$172,005,727
Net unrealized profit on open futures contracts	5,756,011	2,586,200
Net unrealized profit on open forwards contracts	499,285	2,286,887
Cash	432,437	469,172
Other assets	10,974	10,099

TOTAL ASSETS	$172,441,981	$177,358,085

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$14,738	$15,367
Sponsor and Advisory fees payable	1,730,135	336,587
Redemptions payable	3,552,786	5,813,840
Net unrealized loss on open futures contracts	258,867	650,211
Net unrealized loss on open forwards contracts	78,220	—
Other liabilities	223,868	237,644

Total liabilities	5,858,614	7,053,649

MEMBERS’ CAPITAL:
Members’ Interest (128,500,086 Units and 135,843,182 Units outstanding; unlimited Units authorized)	166,583,367	170,304,436
Total members’ capital	166,583,367	170,304,436

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$172,441,981	$177,358,085

NET ASSET VALUE PER UNIT:

Class A	$1.1650	$1.1196
Class C	$1.1249	$1.0838
Class D	$1.2262	$1.1740
Class I	$1.1874	$1.1399
Class DS	$1.4446	$1.3830
Class DT	$1.2136	$1.1598
Class M	$1.0691	$1.0235

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
TRADING PROFIT (LOSS):

Realized, net	$8,386,364	$8,493,650
Change in unrealized, net	1,695,333	(10,750,442)
Brokerage commissions	(185,884)	(255,384)

Total trading profit (loss), net	9,895,813	(2,512,176)

INVESTMENT INCOME (EXPENSE):
Interest, net	2,904	(10,086)

EXPENSES:
Management fee	811,494	1,222,975
Sponsor fee	196,869	182,184
Performance fee	1,425,153	—
Other	117,287	123,274
Total expenses	2,550,803	1,528,433

NET INVESTMENT INCOME (LOSS)	(2,547,899)	(1,538,519)

NET INCOME (LOSS)	$7,347,914	$(4,050,695)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	5,498,035	3,650,121
Class C	21,051,053	19,876,428
Class D	13,112,813	12,203,319
Class I	7,953,795	8,204,983
Class DS	63,280,488	125,427,417
Class DT	19,724,132	28,767,271
Class M	3,421,113	—

Net income (loss) per weighted average Unit
Class A	$0.0463	$(0.0216)
Class C	$0.0417	$(0.0233)
Class D	$0.0494	$(0.0180)
Class I	$0.0477	$(0.0203)
Class DS	$0.0626	$(0.0217)
Class DT	$0.0545	$(0.0140)
Class M	$0.0449	$—

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013

Class A	3,652,987	—	(254,766)	3,398,221	5,151,202	1,018,880	(258,764)	5,911,318
Class C	20,030,472	—	(690,348)	19,340,124	20,843,339	1,837,062	(1,428,029)	21,252,372
Class D	12,203,319	—	—	12,203,319	12,141,337	1,457,214	—	13,598,551
Class I	8,241,031	—	(108,144)	8,132,887	7,588,652	608,788	(102,276)	8,095,164
Class DS	122,303,205	3,892,794	—	126,195,999	66,823,225	—	(9,000,309)	57,822,916
Class DT	29,389,046	—	(1,665,858)	27,723,188	20,416,399	—	(2,104,779)	18,311,620
Class M*	—	—	—	—	2,879,028	629,117	—	3,508,145

Total Members’ Units	195,820,060	3,892,794	(2,719,116)	196,993,738	135,843,182	5,551,061	(12,894,157)	128,500,086

*Units issued on December 1, 2012.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2013
Class A	$4,193,083	$—	$(287,303)	$(78,850)	$3,826,930	$5,767,104	$1,164,350	$(299,296)	$254,520	$6,886,678
Class C	22,481,105	—	(774,267)	(463,985)	21,242,853	22,589,572	2,032,099	(1,591,281)	877,136	23,907,526
Class D	14,469,482	—	—	(220,061)	14,249,421	14,253,597	1,773,429	—	647,473	16,674,499
Class I	9,593,056	—	(128,518)	(166,966)	9,297,572	8,650,463	701,568	(119,182)	379,042	9,611,891
Class DS	170,839,098	5,473,509	—	(2,716,897)	173,595,710	92,418,971	—	(12,851,043)	3,960,799	83,528,727
Class DT	34,131,105	—	(1,954,095)	(403,936)	31,773,074	23,677,970	—	(2,529,627)	1,075,291	22,223,634
Class M*	—	—	—	—	—	2,946,759	650,000	—	153,653	3,750,412

Total Members’ Capital	$255,706,929	$5,473,509	$(3,144,183)	$(4,050,695)	$253,985,560	$170,304,436	$6,321,446	$(17,390,429)	$7,347,914	$166,583,367

*Units issued on December 1, 2012.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1196	$1.0838	$1.1740	$1.1399	$1.3830	$1.1598	$1.0235

Net realized and net change in unrealized trading profit(loss)	0.0671	0.0649	0.0704	0.0683	0.0829	0.0696	0.0614
Brokerage commissions	(0.0012)	(0.0012)	(0.0013)	(0.0013)	(0.0015)	(0.0013)	(0.0011)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0205)	(0.0226)	(0.0169)	(0.0195)	(0.0198)	(0.0145)	(0.0147)

Net asset value, end of period	$1.1650	$1.1249	$1.2262	$1.1874	$1.4446	$1.2136	$1.0691

Total Return: (a)

Total return before Performance fees	4.90%	4.63%	5.29%	5.00%	5.29%	5.55%	5.29%
Performance fees	-0.85%	-0.85%	-0.85%	-0.85%	-0.85%	-0.91%	-0.85%
Total return after Performance fees	4.05%	3.78%	4.44%	4.15%	4.44%	4.64%	4.44%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.95%	1.21%	0.58%	0.85%	0.58%	0.32%	0.58%
Performance fees	0.83%	0.83%	0.83%	0.83%	0.83%	0.89%	0.83%
Expenses (including Performance fees)	1.78%	2.04%	1.41%	1.68%	1.41%	1.21%	1.41%

Net investment income (loss)	-1.78%	-2.03%	-1.40%	-1.68%	-1.40%	-1.21%	-1.40%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1479	$1.1223	$1.1857	$1.1641	$1.3968	$1.1614

Net realized and net change in unrealized trading profit(loss)	(0.0099)	(0.0096)	(0.0103)	(0.0101)	(0.0122)	(0.0102)
Brokerage commissions	(0.0011)	(0.0011)	(0.0012)	(0.0011)	(0.0014)	(0.0011)
Interest income, net	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0001)	(0.0000)
Expenses	(0.0107)	(0.0132)	(0.0065)	(0.0097)	(0.0075)	(0.0040)

Net asset value, end of period	$1.1262	$1.0984	$1.1677	$1.1432	$1.3756	$1.1461

Total Return: (a)

Total return before Performance fees	-1.91%	-2.16%	-1.54%	-1.81%	-1.54%	-1.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.04%
Total return after Performance fees	-1.91%	-2.16%	-1.54%	-1.81%	-1.54%	-1.34%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.92%	1.17%	0.55%	0.82%	0.55%	0.30%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	0.03%
Expenses (including Performance fees)	0.91%	1.16%	0.54%	0.81%	0.54%	0.33%

Net investment income (loss)	-0.92%	-1.17%	-0.54%	-0.82%	-0.54%	-0.33%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Bluetrend FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. BlueCrest Capital Management LLP (“BlueCrest” or “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor trades the BlueTrend Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms vary among FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2013 and December 31, 2012 and the results of its operations for the three months ended March 31, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

2.            CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	304	$(158,583)	-0.10%	(296)	$329,015	0.20%	$170,432	0.10%	May 2013- June 2013
Currencies*	25,095,633,531	(78,220)	-0.05%	(12,307,860,131)	499,285	0.30%	421,065	0.25%	June 2013
Energy	393	(594,420)	-0.36%	(17)	(59,480)	-0.04%	(653,900)	-0.40%	April 2013 - July 2013
Interest rates	10,412	4,665,928	2.80%	(57)	(30,503)	-0.02%	4,635,425	2.78%	June 2013 - December 2016
Metals	308	(1,746,889)	-1.05%	(522)	1,856,302	1.11%	109,413	0.06%	April 2013 - July 2013
Stock indices	2,672	1,006,678	0.60%	(252)	229,096	0.14%	1,235,774	0.74%	April 2013 - July 2013

Total		$3,094,494	1.84%		$2,823,715	1.69%	$5,918,209	3.53%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	23	$(5,275)	0.00%	(334)	$156,176	0.09%	$150,901	0.09%	March 2013
Currencies*	38,928,071,228	750,786	0.44%	(6,252,919,955)	1,536,101	0.90%	2,286,887	1.34%	March 2013
Energy	366	163,991	0.10%	(183)	92,920	0.05%	256,911	0.15%	January 2013 - April 2013
Interest rates	9,869	377,814	0.22%	—	—	0.00%	377,814	0.22%	March 2013 - September 2016
Metals	416	150,850	0.09%	(344)	(614,945)	-0.36%	(464,095)	-0.27%	January 2013 - April 2013
Stock indices	3,210	1,612,198	0.95%	(194)	2,260	0.00%	1,614,458	0.95%	January 2013 - April 2013

Total		$3,050,364	1.80%		$1,172,512	0.68%	$4,222,876	2.48%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

3.      FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding period/year is reported in the respective Statements of Operations.

The fair value measurement guidance established by U.S. GAAP is a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance in U.S. GAAP, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

The independent pricing sources obtain market quotations and actual transaction prices for investments that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of investments that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like investments, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$3,172,714	$4,932,308	$(1,759,594)	$—
Short	2,324,430	756,080	1,568,350	—
	$5,497,144	$5,688,388	$(191,244)	$—

Forwards
Long	$(78,220)	$—	$(78,220)	$—
Short	499,285	—	499,285	—
	$421,065	$—	$421,065	$—

March 31, 2013	$5,918,209	$5,688,388	$229,821	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,299,578	$2,181,368	$118,210	$—
Short	(363,589)	255,806	(619,395)	—
	$1,935,989	$2,437,174	$(501,185)	$—

Forwards
Long	$750,786	$—	$750,786	$—
Short	1,536,101	—	1,536,101	—
	$2,286,887	$—	$2,286,887	$—

December 31, 2012	$4,222,876	$2,437,174	$1,785,702	$—

The Fund’s volume of trading forwards and futures as of the three month period and year ended March 31, 2013 and December 31, 2012, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2013or the year ended December 31, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivatives and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition.  The Fund maintains initial and variation margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts such broker determine, for open futures in the case of forwards, currency contracts.  At March 31, 2013, the initial and variation margin deposits and cash collateral are used to satisfy the margin requirements on open contracts and are presented on the Statement of Financial Condition as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2013 and 2012:

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(850,500)	$(1,531,616)
Currencies	1,211,003	(4,313,260)
Energy	(782,589)	11,716,104
Interest rates	(1,983,974)	(8,405,879)
Metals	(97,592)	(4,925,962)
Stock indices	12,585,349	5,203,821

Total, net	$10,081,697	$(2,256,792)

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of BlueCrest, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge BlueCrest to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by BlueCrest.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLIB, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements, that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

The Fund has a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. During the quarter ended March 31, 2013, the rate was 0.02%.  The fee is payable monthly in arrears. MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Registrar and Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2013, and 2012 amounted to $8,528 and $13,098, respectively, of which $4,822 and $6,793 was payable to the Transfer Agent as of March 31, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2012	$1.1585	$1.1711	$1.1262
2013	$1.1592	$1.1422	$1.1650

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2012	$1.1318	$1.1431	$1.0984
2013	$1.1212	$1.1038	$1.1249

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2012	$1.1982	$1.2127	$1.1677
2013	$1.2170	$1.2007	$1.2262

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2012	$1.1752	$1.1884	$1.1432
2013	$1.1807	$1.1637	$1.1874

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2012	$1.4115	$1.4287	$1.3756
2013	$1.4338	$1.4145	$1.4446

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2012	$1.1743	$1.1893	$1.1461
2013	$1.2031	$1.1876	$1.2136

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.
2012	n/a	n/a	n/a
2013	$1.0611	$1.0468	$1.0691

Liquidity and Capital Resources

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of the last calendar day of each month, upon providing eight business days notice prior to the first of every month.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the three months ended March 31, 2013, Fund capital decreased 2.18% from $170,304,436 to $166,583,367.  This decrease was attributable to the net profit from operations of $7,347,914, coupled with the redemption of 12,894,157 Redeemable Units resulting in an outflow of $17,390,429.  The cash outflow was offset with cash inflow of $6,321,446 due to subscriptions of 5,551,061 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on the Fund’s treatment of fair value, see Note 3, Fair Value of Investments.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.  The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The Fund experienced a net trading profit of $10, 081,697 before brokerage commissions and related fees in the first quarter of 2013. The Fund’s profits were primarily attributable to the stock indices and the currency sectors posting profits. The metals, energy, agriculture and interest rate sectors posted losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Equity markets around the globe benefitted as the more optimistic mood at the start of the year drove indices to multi-year highs. The Trading Program benefitted from this rally as it maintained, and slightly increased, its net long exposure to the sector. The result was that the equity sector was the largest contributor to the fund’s performance. Losses were posted to the Fund in the middle of the quarter as equity index performance varied markedly around the globe. Profits were posted to the Fund at the end of the quarter. The equity sector provided the strongest positive contribution to performance in March as many, but not all, equity indices rallied strongly.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The FX markets, the broader Dollar Index initially rose before falling to finish down at the end of January. The moves in individual currencies were, in some cases, more extreme and in aggregate the FX sector delivered a strong positive contribution. The continued weakening of the Japanese yen saw U.S. dollar-Japanese yen rise, reaching levels not seen since mid-2010; this move benefitted the Trading Program’s short Japanese yen position. Losses were posted to the Fund in the middle of the quarter. In FX markets, the broad Dollar Index rallied strongly, having generally trended downward over the previous two and a half months. The strong moves in individual currency pairs resulted in the sector containing two of the worst performing markets and combined to leave the FX sector as the second highest detractor. Profits were posted to the Fund at the end of the quarter.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The metal sector marginally detracted from performance with no significant individual drivers. Losses were posted to the Fund in the middle of the quarter as metal markets fell moving against the net long position that the Trading Program held at the start of February. Profits were posted to the Fund at the end of the quarter. The metal  sector provided  a  positive  contribution  to  the  Trading Program’s  performance  as  copper  prices continued to fall during the month of March.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Energy markets, in general, rallied strongly in January which benefitted the Trading Program’s long positions; RBOB Gasoline, which rose in price in January, was one of the top individual contributors to the Trading Program’s performance. Losses were posted to the Fund in the middle of the quarter. The worst performing sector in February was the energy sector. In general these markets continued their upward trend through the first half of February before reversing and then finishing the month significantly lower (for example, Brent Crude rallied  before reversing and finishing the month down). The sharp price falls followed the latest inventory data released by the American Petroleum Institute (API) which indicated that U.S. crude stock piles had risen to their highest level since December. Losses were posted to the Fund at the end of the quarter.  The unusually cold start to spring in the U.S. led to a surge in the price of natural  gas, while optimism  on the economic  recovery  in the U.S. were  in part responsible for the  rise in WTI crude futures.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The agriculture sector marginally detracted from performance with no significant individual drivers. Losses were posted to the Fund in the middle of the quarter as crop markets fell moving against the net long position that the Trading Program held at the start of February. Losses were posted to the Fund at the end of the quarter.  Within  the  commodity  markets  the  crop  sector  detracted  from  performance,  and  contained  one  of  the  worst performing individual markets — corn.  With prices having risen steadily through March, approaching their year-to- date  highs,  inventory  data  released  by  the  USDA  indicated  that  inventories  and  projected  planting  were  both significantly higher than market expectations.  The result was a sharp fall in corn prices on the day the USDA released their data.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. A consequence of the risk-on rally that benefitted the equity sector in January was that fixed income markets retreated, with both bond futures and short term interest rate futures falling. This price movement was against the long positions held by the Trading Program and resulted in the fixed income sectors being the largest detractors from performance; these sectors also contained the three worst performing markets over the period as well. In response to these falls in price, the Trading Program substantially reduced position sizes within both the bond and short term interest rate sectors. Profits were posted to the Fund in the middle of the quarter. In response to the weaker European data and concerns over the economic environment in both Europe and the U.S., global fixed income markets tended to reflect lower interest rates in February.  This benefitted the Trading Program’s net long positions in both bond and short term interest rate futures. Profits were posted to the Fund at the end of the quarter ad the Trading Program maintained its net long positions in both the bond and short term interest rate futures. European and UK 10Y bond futures rose, while the moves in the U.S. and Japanese 10Y bond futures were slightly more muted.  Price movements in the short term interest rate sector were less consistent and led to the sector detracting slightly from performance.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2013 and 2012 the Fund’s average Month-end Net Asset Value was approximately $167,984,090 and $258,602,200, respectively.

March 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$450,291	0.27%	$498,084	$396,946
Currencies	1,112,477	0.66%	1,230,553	980,685
Energy	1,727,640	1.03%	1,911,008	1,522,971
Interest Rates	12,247,048	7.29%	13,546,928	10,796,175
Metals	289,075	0.17%	319,757	254,829
Stock Indices	3,264,983	1.94%	3,611,522	2,878,190
Total	$19,091,514	11.36%	$21,117,852	$16,829,796

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,531,803	1.37%	$3,779,394	$3,372,313
Currencies	11,602,072	4.49%	12,415,413	11,078,143
Energy	6,963,647	2.69%	7,451,820	6,649,181
Interest Rates	532,526	0.21%	569,858	508,478
Metals	3,507,750	1.36%	3,753,654	3,349,346
Stock Indices	78,306	0.03%	83,796	74,770

Total	$26,216,104	10.15%	$28,053,935	$25,032,231

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

The following were the primary trading risk exposures of the Fund as of March 31, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese Yen, British Pound and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013  that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$138,020	123,276	$1.1196
Feb-13	229,868	198,298	1.1592
Mar-13	796,462	697,306	1.1422
Apr-13	665,330	571,099	1.1650

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$256,283	236,467	$1.0838
Feb-13	585,000	521,762	1.1212
Mar-13	1,190,816	1,078,833	1.1038
Apr-13	2,495,849	2,218,729	1.1249

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.1740
Feb-13	1,773,429	1,457,214	1.2170
Mar-13	—	—	1.2007
Apr-13	—	—	1.2262

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$336,310	295,035	$1.1399
Feb-13	10,000	8,470	1.1807
Mar-13	355,258	305,283	1.1637
Apr-13	758,503	638,793	1.1874

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.3830
Feb-13	—	—	1.4338
Mar-13	—	—	1.4145
Apr-13	—	—	1.4446

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.1598
Feb-13	—	—	1.2031
Mar-13	—	—	1.1876
Apr-13	—	—	1.2136

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$450,000	439,668	$1.0235
Feb-13	125,000	117,802	1.0611
Mar-13	75,000	71,647	1.0468
Apr-13	739,941	692,116	1.0691

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DT Units, Class DS Units and Class M Units are not subject to any sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02             Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2013	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)