Form 10-Q
period 2013-06-30
ML BlueTrend FuturesAccess LLC
filed 2013-08-14
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, 130,944,616 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31 ,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $6,315,820 for 2013 and $23,668,477 for 2012)	$150,142,889	$172,005,727
Net unrealized profit on open futures contracts	788,698	2,586,200
Net unrealized profit on open forwards contracts	2,418,927	2,286,887
Cash	530,291	469,172
Other assets	10,000	10,099

TOTAL ASSETS	$153,890,805	$177,358,085

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$17,791	$15,367
Sponsor and Advisory fees payable	301,518	336,587
Redemptions payable	716,711	5,813,840
Net unrealized loss on open futures contracts	986,181	650,211
Net unrealized loss on open forwards contracts	4,678,529	—
Other liabilities	216,625	237,644

Total liabilities	6,917,355	7,053,649

MEMBERS’ CAPITAL:
Members’ Interest (130,944,616 Units and 135,843,182 Units outstanding; unlimited Units authorized)	146,973,450	170,304,436
Total members’ capital	146,973,450	170,304,436

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$153,890,805	$177,358,085

NET ASSET VALUE PER UNIT:

Class A	$1.0140	$1.1196
Class C	$0.9767	$1.0838
Class D	$1.0713	$1.1740
Class I	$1.0345	$1.1399
Class DS	$1.2621	$1.3830
Class DT	$1.0628	$1.1598
Class M	$0.9340	$1.0235

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(13,219,524)	$(9,896,288)	$(4,833,160)	$(1,402,638)
Change in unrealized, net	(8,375,294)	6,777,981	(6,679,961)	(3,972,461)
Brokerage commissions	(225,902)	(226,310)	(411,786)	(481,694)

Total trading profit (loss), net	(21,820,720)	(3,344,617)	(11,924,907)	(5,856,793)

INVESTMENT INCOME (EXPENSE):
Interest, net	(227)	8,291	2,677	(1,795)

EXPENSES:
Management fee	759,894	1,140,273	1,571,388	2,363,248
Sponsor fee	219,003	172,759	415,873	354,943
Performance fee	(1,375,754)	45,793	49,399	45,793
Other	111,213	138,535	228,500	261,809
Total expenses	(285,644)	1,497,360	2,265,160	3,025,793

NET INVESTMENT INCOME (LOSS)	285,417	(1,489,069)	(2,262,483)	(3,027,588)

NET INCOME (LOSS)	$(21,535,303)	$(4,833,686)	$(14,187,390)	$(8,884,381)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	6,684,343	3,366,270	6,091,189	3,508,195
Class C	24,737,519	19,108,210	22,894,286	19,492,319
Class D	13,223,171	12,203,319	13,167,992	12,203,319
Class I	8,801,194	8,132,887	8,377,495	8,168,935
Class DS	56,382,611	116,987,215	59,831,550	121,207,316
Class DT	17,901,529	26,772,734	18,812,830	27,770,003
Class M	4,345,572	—	3,883,343	—

Net income (loss) per weighted average Unit
Class A	$(0.1542)	$(0.0304)	$(0.1274)	$(0.0516)
Class C	$(0.1539)	$(0.0314)	$(0.1279)	$(0.0546)
Class D	$(0.1509)	$(0.0279)	$(0.1023)	$(0.0459)
Class I	$(0.1538)	$(0.0304)	$(0.1164)	$(0.0507)
Class DS	$(0.1791)	$(0.0252)	$(0.1026)	$(0.0467)
Class DT	$(0.1481)	$(0.0224)	$(0.0837)	$(0.0361)
Class M	$(0.1383)	$—	$(0.1152)	$—

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013

Class A	3,652,987	—	(448,658)	3,204,329	5,151,202	1,965,959	(484,035)	6,633,126
Class C	20,030,472	—	(1,367,930)	18,662,542	20,843,339	6,876,884	(1,942,552)	25,777,671
Class D	12,203,319	—	(495,034)	11,708,285	12,141,337	1,457,214	(1,126,139)	12,472,412
Class I	8,241,031	—	(293,517)	7,947,514	7,588,652	1,515,614	(394,771)	8,709,495
Class DS	122,303,205	4,688,392	(35,387,383)	91,604,214	66,823,225	—	(11,337,661)	55,485,564
Class DT	29,389,046	—	(3,610,822)	25,778,224	20,416,399	—	(2,979,042)	17,437,357
Class M*	—	—	—	—	2,879,028	1,549,963	—	4,428,991

Total Members’ Units	195,820,060	4,688,392	(41,603,344)	158,905,108	135,843,182	13,365,634	(18,264,200)	130,944,616

*Units issued on December 1, 2012.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2013
Class A	$4,193,083	$—	$(502,745)	$(181,159)	$3,509,179	$5,767,104	$2,267,580	$(532,249)	$(776,186)	$6,726,249
Class C	22,481,105	—	(1,532,230)	(1,064,784)	19,884,091	22,589,572	7,637,274	(2,120,274)	(2,929,172)	25,177,400
Class D	14,469,482	—	(564,240)	(560,477)	13,344,765	14,253,597	1,773,429	(1,317,357)	(1,347,726)	13,361,943
Class I	9,593,056	—	(334,801)	(414,018)	8,844,237	8,650,463	1,765,910	(431,124)	(974,908)	9,010,341
Class DS	170,839,098	6,567,935	(48,744,642)	(5,661,280)	123,001,111	92,418,971	—	(16,253,643)	(6,136,872)	70,028,456
Class DT	34,131,105	—	(4,229,950)	(1,002,663)	28,898,492	23,677,970	—	(3,570,392)	(1,575,343)	18,532,235
Class M*	—	—	—	—	—	2,946,759	1,637,250	—	(447,183)	4,136,826

Total Members’ Capital	$255,706,929	$6,567,935	$(55,908,608)	$(8,884,381)	$197,481,875	$170,304,436	$15,081,443	$(24,225,039)	$(14,187,390)	$146,973,450

*Units issued on December 1, 2012.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1650	$1.1249	$1.2262	$1.1874	$1.4446	$1.2136	$1.0691

Net realized and net change in unrealized trading profit(loss)	(0.1485)	(0.1431)	(0.1566)	(0.1514)	(0.1845)	(0.1552)	(0.1366)
Brokerage commissions	(0.0015)	(0.0015)	(0.0016)	(0.0016)	(0.0019)	(0.0016)	(0.0014)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0010)	(0.0036)	0.0033	0.0001	0.0039	0.0060	0.0029

Net asset value, end of period	$1.0140	$0.9767	$1.0713	$1.0345	$1.2621	$1.0628	$0.9340

Total Return: (a)

Total return before Performance fees	-13.75%	-13.96%	-13.42%	-13.66%	-13.42%	-13.20%	-13.42%
Performance fees	0.79%	0.79%	0.79%	0.79%	0.79%	0.76%	0.79%
Total return after Performance fees	-12.96%	-13.17%	-12.63%	-12.87%	-12.63%	-12.44%	-12.63%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.93%	1.17%	0.56%	0.83%	0.56%	0.31%	0.56%
Performance fees	-0.84%	-0.84%	-0.84%	-0.84%	-0.84%	-0.82%	-0.84%
Expenses (including Performance fees)	0.09%	0.33%	-0.28%	-0.01%	-0.28%	-0.51%	-0.28%

Net investment income (loss)	-0.08%	-0.33%	0.28%	0.02%	0.28%	0.51%	0.28%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1196	$1.0838	$1.1740	$1.1399	$1.3830	$1.1598	$1.0235

Net realized and net change in unrealized trading profit(loss)	(0.0814)	(0.0783)	(0.0862)	(0.0831)	(0.1016)	(0.0856)	(0.0752)
Brokerage commissions	(0.0028)	(0.0027)	(0.0029)	(0.0028)	(0.0035)	(0.0029)	(0.0026)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0214)	(0.0261)	(0.0136)	(0.0195)	(0.0158)	(0.0085)	(0.0117)

Net asset value, end of period	$1.0140	$0.9767	$1.0713	$1.0345	$1.2621	$1.0628	$0.9340

Total Return: (a)

Total return before Performance fees	-9.52%	-9.98%	-8.84%	-9.34%	-8.84%	-8.38%	-8.84%
Performance fees	-0.07%	-0.07%	-0.07%	-0.07%	-0.07%	-0.16%	-0.07%
Total return after Performance fees	-9.59%	-10.05%	-8.91%	-9.41%	-8.91%	-8.54%	-8.91%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	1.88%	2.38%	1.13%	1.68%	1.13%	0.64%	1.13%
Performance fees	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.07%	-0.02%
Expenses (including Performance fees)	1.86%	2.36%	1.11%	1.66%	1.11%	0.71%	1.11%

Net investment income (loss)	-1.86%	-2.36%	-1.12%	-1.66%	-1.12%	-0.70%	-1.12%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1262	$1.0984	$1.1677	$1.1432	$1.3756	$1.1461

Net realized and net change in unrealized trading profit(loss)	(0.0194)	(0.0189)	(0.0203)	(0.0198)	(0.0239)	(0.0200)
Brokerage commissions	(0.0011)	(0.0010)	(0.0011)	(0.0011)	(0.0013)	(0.0011)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0106)	(0.0130)	(0.0065)	(0.0095)	(0.0077)	(0.0040)

Net asset value, end of period	$1.0951	$1.0655	$1.1398	$1.1128	$1.3427	$1.1210

Total Return: (a)

Total return before Performance fees	-2.77%	-3.01%	-2.40%	-2.67%	-2.40%	-2.16%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.04%
Total return after Performance fees	-2.77%	-3.01%	-2.40%	-2.67%	-2.40%	-2.20%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.93%	1.18%	0.56%	0.83%	0.56%	0.31%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	0.04%
Expenses (including Performance fees)	0.92%	1.17%	0.55%	0.82%	0.55%	0.35%

Net investment income (loss)	-0.92%	-1.17%	-0.55%	-0.82%	-0.55%	-0.34%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1479	$1.1223	$1.1857	$1.1641	$1.3968	$1.1614

Net realized and net change in unrealized trading profit(loss)	(0.0293)	(0.0285)	(0.0306)	(0.0298)	(0.0361)	(0.0302)
Brokerage commissions	(0.0022)	(0.0021)	(0.0023)	(0.0022)	(0.0027)	(0.0022)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0213)	(0.0262)	(0.0130)	(0.0193)	(0.0153)	(0.0080)

Net asset value, end of period	$1.0951	$1.0655	$1.1398	$1.1128	$1.3427	$1.1210

Total Return: (a)

Total return before Performance fees	-4.63%	-5.10%	-3.91%	-4.43%	-3.91%	-3.42%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	-0.09%
Total return after Performance fees	-4.63%	-5.10%	-3.91%	-4.43%	-3.91%	-3.51%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	1.85%	2.35%	1.10%	1.65%	1.10%	0.60%
Performance fees	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.07%
Expenses (including Performance fees)	1.83%	2.33%	1.08%	1.63%	1.08%	0.67%

Net investment income (loss)	-1.84%	-2.34%	-1.09%	-1.64%	-1.09%	-0.67%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2013 and December 31, 2012 and the results of its operations for the three and six month periods ended June 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	321	$(613,696)	-0.42%	(236)	$422,395	0.29%	$(191,301)	-0.13%	September 2013- December 2013
Currencies*	41,391,313,280	(4,678,529)	-3.18%	(45,418,121,909)	2,418,927	1.65%	(2,259,602)	-1.53%	September 2013
Energy	30	(15,435)	-0.01%	(130)	133,112	0.09%	117,677	0.08%	July 2013 - October 2013
Interest rates	395	(39,310)	-0.03%	(2,906)	(795,785)	-0.54%	(835,095)	-0.57%	September 2013 - March 2017
Metals	287	(1,133,344)	-0.77%	(556)	2,289,125	1.56%	1,155,781	0.79%	July 2013 - October 2013
Stock indices	257	(231,644)	-0.16%	(267)	(212,901)	-0.14%	(444,545)	-0.30%	July 2013 - October 2013

Total		$(6,711,958)	-4.57%		$4,254,873	2.91%	$(2,457,085)	-1.66%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	23	$(5,275)	0.00%	(334)	$156,176	0.09%	$150,901	0.09%	March 2013
Currencies*	38,928,071,228	750,786	0.44%	(6,252,919,955)	1,536,101	0.90%	2,286,887	1.34%	March 2013
Energy	366	163,991	0.10%	(183)	92,920	0.05%	256,911	0.15%	January 2013 - April 2013
Interest rates	9,869	377,814	0.22%	—	—	0.00%	377,814	0.22%	March 2013 - September 2016
Metals	416	150,850	0.09%	(344)	(614,945)	-0.36%	(464,095)	-0.27%	January 2013 - April 2013
Stock indices	3,210	1,612,198	0.95%	(194)	2,260	0.00%	1,614,458	0.95%	January 2013 - April 2013

Total		$3,050,364	1.80%		$1,172,512	0.68%	$4,222,876	2.48%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(2,033,429)	$(900,085)	$(1,133,344)
Short	1,835,946	(65,496)	1,901,442
	$(197,483)	$(965,581)	$768,098	$—

Forwards
Long	$(4,678,529)	$—	$(4,678,529)
Short	2,418,927	—	2,418,927
	$(2,259,602)	$—	$(2,259,602)	$—

June 30, 2013	$(2,457,085)	$(965,581)	$(1,491,504)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,299,578	$2,181,368	$118,210	$—
Short	(363,589)	255,806	(619,395)	—
	$1,935,989	$2,437,174	$(501,185)	$—

Forwards
Long	$750,786	$—	$750,786	$—
Short	1,536,101	—	1,536,101	—
	$2,286,887	$—	$2,286,887	$—

December 31, 2012	$4,222,876	$2,437,174	$1,785,702	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six month periods ended June 30, 2013 or the year ended December 31, 2012.

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

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At June 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2013 and 2012:

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(1,304,481)	$(2,154,981)
Currencies	(4,879,232)	(3,668,229)
Energy	(5,427,771)	(6,210,360)
Interest rates	(11,531,145)	(13,515,120)
Metals	2,979,455	2,881,863
Stock indices	(1,431,644)	11,153,706

Total, net	$(21,594,818)	$(11,513,121)

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(758,629)	$(2,290,245)
Currencies	(3,652,247)	(7,965,508)
Energy	(15,180,715)	(3,464,609)
Interest rates	24,713,129	16,307,249
Metals	1,004,734	(3,921,228)
Stock indices	(9,244,579)	(4,040,758)

Total, net	$(3,118,307)	$(5,375,099)

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements, that obligate the Fund to indemnify certain parties, including BAC affiliates, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made.

Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services is based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2013, the rate was 0.02%.  The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds including the Fund on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2013, and 2012 amounted to $8,421 and $12,754, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2013, and 2012 amounted to $16,949 and $25,852, respectively, of which $4,929 and $6,793 was payable to the Transfer Agent as of June 30, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update relating to the criteria used in defining an investment company under US GAAP. It also sets forth certain measurement and disclosure requirements.   Under the new standard the typical characteristics of an investment company will be: (i) it has more than one investment and more than one investor, (ii) it has investors that are not related parties of the entity or the investment manager, (iii) it has ownership interests in the form of equity or partnership interests, and (iv) it manages substantially all of its investments on a fair value basis. The standard also reaffirms that a noncontrolling interest in another investment company should be measured at fair value instead of the equity method. It also includes additional disclosure requirements for an entity to disclose the fact that it is an investment company, and to provide information about changes, if any, in its status as an investment company. Finally, an entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. The requirements of the standard are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with early application prohibited. The Sponsor is currently evaluating the standard and does not believe it will have a material impact to the Fund’s financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.1585	$1.1711	$1.1262	$1.1600	$1.1557	$1.0951
2013	$1.1592	$1.1422	$1.1650	$1.1837	$1.1087	$1.0140

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.1318	$1.1431	$1.0984	$1.1304	$1.1253	$1.0655
2013	$1.1212	$1.1038	$1.1249	$1.1421	$1.0687	$0.9767

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.1982	$1.2127	$1.1677	$1.2042	$1.2013	$1.1398
2013	$1.2170	$1.2007	$1.2262	$1.2475	$1.1698	$1.0713

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.1752	$1.1884	$1.1432	$1.1779	$1.1739	$1.1128
2013	$1.1807	$1.1637	$1.1874	$1.2068	$1.1307	$1.0345

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.4115	$1.4287	$1.3756	$1.4187	$1.4152	$1.3427
2013	$1.4338	$1.4145	$1.4446	$1.4696	$1.3781	$1.2621

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.1743	$1.1893	$1.1461	$1.1827	$1.1805	$1.1210
2013	$1.2031	$1.1876	$1.2136	$1.2355	$1.1595	$1.0628

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June
2012	n/a	n/a	n/a	n/a	n/a	n/a
2013	$1.0611	$1.0468	$1.0691	$1.0876	$1.0199	$0.9340

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

For the six month period ended June 30, 2013, Fund capital decreased 13.7% from $170,304,436 to $146,973,450.  This decrease was attributable to the net loss from operations of $14,187,390, coupled with the redemption of 18,264,200 Redeemable Units resulting in an outflow of $24,225,039.  The cash outflow was offset with cash inflow of $15,081,443 due to subscriptions of 13,365,634 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2013 to June 30, 2013

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

April 1, 2013 to June 30, 2013

The Fund experienced a net trading loss of $21,594, 818 before brokerage commissions and related fees in the second quarter of 2013. The Fund’s profits were primarily attributable to the metals sector posting profits. The agriculture, stock indices, currency, energy and interest rate sectors posted losses.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter resulting from the Trading Program’s net short exposure in gold and copper which fell during  April. In May gold prices continued to move lower resulting in losses posted to the Fund. The quarter ended with profits posted to the Fund. Both precious and base metals slid in June as markets reacted to the U.S Federal Reserve’s statements on QE and also to signs that China’s growth might be reined in.   Copper fell through June in response to uncertainty about Chinese demand. The fall benefitted the Trading Program’s short position in the market resulting in profits posted to the Fund.  Gold fell towards the end of June.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter.  Corn plunged in April as inventory data and planting forecasts exceeded analyst forecasts which contributed to the negative performance from the crop sector. Profits were posted to the Fund in the middle of the quarter. The Trading Program switched from a net short to net long bias, benefitting from price rises, such as the increase in soybean futures from rising Chinese demand. Losses were posted to the Fund at the end of the quarter as soybeans, reversed their recent price trends.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as the Trading Program held a net long exposure to the equity markets. Equity indices around the globe continued to rally in April including the Nikkei as stimulus plans were announced by the Bank of Japan. The EuroStoxx index was up. In the U.S., where many companies reporting earnings in April exceeded analyst forecasts, the S&P 500 index was up.  Profits were posted to the Fund in the middle of the quarter as equity indices in the U.S. and Europe continued to rally. Losses were posted to the Fund at the end of the quarter. European and U.S. equity markets reversed their recent price trends in June, with the indices finishing in negative territory despite staging a slight recovery from the intra-month lows as month-end approached.  European markets lagged the U.S. The Japanese stock market  continued  to  exhibit  significant  volatility,  but  in  contrast  to  European  and  U.S. stock marketss, was only marginally down for the month.  In aggregate, these moves were against the net long bias that the Trading Program held at the beginning of June resulting in losses posted to the Fund.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. In FX markets, the broad Dollar Index continued to fall in April.  The Japanese yen continued to weaken however, the Euro reversed recent moves and strengthened.   In combination, moves in the FX markets resulted in the sector delivering a small negative performance contribution. Losses were posted to the Fund in the middle of the quarter. In FX markets, the broad Dollar Index reversed recent moves and rose in May.  The Japanese yen continued to weaken (U.S. dollar-Japanese yen up 3.1%), however, the intra-month move was more substantial having weakened almost 6% to mid-month before recovering slightly. In combination, moves in the FX markets resulted in the sector delivering a negative performance contribution. Losses were posted to the Fund at the end of the quarter. Aggregate moves in the currency space resulted in a negative contribution from the sector.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter resulting from the Trading Program’s net long exposure in the energy complex. U.S. crude oil inventories climbed and the International Energy Agency trimmed its forecast for global demand, WTI crude futures fell over the first half of April before recovering slightly into month end. Losses were posted to the Fund in the middle of the quarter. Despite the initial rallies of several markets, most markets proceeded to fall and ended down in May which went against the Trading Program’s net long position in the sector. Losses were posted to the Fund at the end of the quarter. WTI crude prices rose by as investors reacted to the worsening unrest in Syria and a shrinking of U.S. stockpiles.  Elsewhere, natural gas prices fell as mild weather shrank demand and saw inventories rise.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. The size of the moves in U.S. fixed income drove three of the markets across maturities to be the largest individual positive contributors to Fund performance. Losses were posted to the Fund in the middle of the quarter. In light of the significant moves witnessed in global fixed income markets, reversing many trends that had persisted for extended periods of time, the largest detractors from Fund performance were the fixed income sectors (both bonds and short term interest rates). Losses were posted to the Fund at the end of the quarter. In response to the falls in fixed income markets in June caused by extensive deleveraging of market participants following comments from Federal Reserve Chairman Bernanke on potential reduction in quantitative easing the Trading Program continued to reduce long positions before starting to initiate a net short bias across the sector.  The speed and magnitude of the market moves was such that the Trading Program had insufficient time to reposition before experiencing losses, and as a result both bonds and short term interest rates detracted from Fund performance in June.

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

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

The Fund, under the direction of BlueCrest, rapidly acquires and liquidates both long and short positions in a wide range of the different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by Blue Crest is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2013 and 2012 the Fund’s average Month-end Net Asset Value was approximately $164,119,971 and $244,353,237, respectively.

		June 30, 2013
	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$447,151	0.27%	$704,627	$176,099
Currencies	2,201,441	1.34%	5,221,722	980,685
Energy	1,337,359	0.81%	1,911,008	375,620
Interest Rates	9,480,940	5.78%	13,546,928	2,663,166
Metals	786,724	0.48%	2,038,240	254,829
Stock Indices	2,663,752	1.62%	3,611,522	818,015
Total	$16,917,367	10.30%	$27,034,047	$5,268,414

		June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,584,964	1.06%	$3,779,394	$1,308,136
Currencies	5,966,722	2.44%	12,415,413	264,619
Energy	5,200,797	2.13%	7,451,820	2,745,397
Interest Rates	7,407,521	3.03%	18,707,316	508,478
Metals	3,137,321	1.28%	3,753,654	2,209,521
Stock Indices	247,751	0.10%	546,446	74,770
Total	$24,545,076	10.04%	$46,654,043	$7,110,921

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and BlueCrest for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese Yen, British Pound and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013  that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder. The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$138,020	123,276	$1.1196
Feb-13	229,868	198,298	1.1592
Mar-13	796,462	697,306	1.1422
Apr-13	665,331	571,099	1.1650
May-13	332,236	280,676	1.1837
Jun-13	105,663	95,304	1.1087
Jul-13	144,300	142,308	1.0140

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$256,283	236,467	$1.0838
Feb-13	585,000	521,762	1.1212
Mar-13	1,190,816	1,078,833	1.1038
Apr-13	2,495,849	2,218,729	1.1249
May-13	1,469,239	1,286,436	1.1421
Jun-13	1,640,087	1,534,657	1.0687
Jul-13	3,765,074	3,854,893	0.9767

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.1740
Feb-13	1,773,429	1,457,214	1.2170
Mar-13	—	—	1.2007
Apr-13	—	—	1.2262
May-13	—	—	1.2475
Jun-13	—	—	1.1698
Jul-13	—	—	1.0713

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$336,310	295,035	$1.1399
Feb-13	10,000	8,470	1.1807
Mar-13	355,258	305,283	1.1637
Apr-13	758,503	638,793	1.1874
May-13	43,976	36,440	1.2068
Jun-13	261,863	231,593	1.1307
Jul-13	30,725	29,700	1.0345

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.3830
Feb-13	—	—	1.4338
Mar-13	—	—	1.4145
Apr-13	—	—	1.4446
May-13	—	—	1.4696
Jun-13	—	—	1.3781
Jul-13	2,008,284	1,591,224	1.2621

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.1598
Feb-13	—	—	1.2031
Mar-13	—	—	1.1876
Apr-13	—	—	1.2136
May-13	—	—	1.2355
Jun-13	—	—	1.1595
Jul-13	520,202	489,464	1.0628

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$450,000	439,668	$1.0235
Feb-13	125,000	117,802	1.0611
Mar-13	75,000	71,647	1.0468
Apr-13	739,941	692,116	1.0691
May-13	225,354	207,203	1.0876
Jun-13	21,955	21,527	1.0199
Jul-13	1,713,235	1,834,299	0.9340

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02 Section 1350 Certifications

Exhibit 32.01

and 32.02  Are filed herewith.

Exhibit 101  Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)