Form 10-Q
period 2013-09-30
ML BlueTrend FuturesAccess LLC
filed 2013-11-14
CIK 1471270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, 133,052,916 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31 ,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $16,850,416 for 2013 and $23,668,477 for 2012)	$148,967,599	$172,005,727
Net unrealized profit on open futures contracts	2,147,311	2,586,200
Net unrealized profit on open forwards contracts	563,127	2,286,887
Cash	391,450	469,172
Other assets	721	10,099

TOTAL ASSETS	$152,070,208	$177,358,085

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$17,705	$15,367
Sponsor and Advisory fees payable	318,210	336,587
Redemptions payable	3,885,481	5,813,840
Net unrealized loss on open futures contracts	1,979,120	650,211
Net unrealized loss on open forwards contracts	2,061,309	—
Other liabilities	222,463	237,644

Total liabilities	8,484,288	7,053,649

MEMBERS’ CAPITAL:
Members’ Interest (133,052,916 Units and 135,843,182 Units outstanding; unlimited Units authorized)	143,585,920	170,304,436
Total members’ capital	143,585,920	170,304,436

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$152,070,208	$177,358,085

NET ASSET VALUE PER UNIT:

Class A	$0.9889	$1.1196
Class C	$0.9502	$1.0838
Class D	$1.0487	$1.1740
Class I	$1.0099	$1.1399
Class DS	$1.2355	$1.3830
Class DT	$1.0430	$1.1598
Class M	$0.9143	$1.0235

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(3,320,311)	$15,521,427	$(8,153,471)	$14,118,789
Change in unrealized, net	1,127,094	(2,029,081)	(5,552,867)	(6,001,542)
Brokerage commissions	(189,445)	(202,414)	(601,231)	(684,108)

Total trading profit (loss), net	(2,382,662)	13,289,932	(14,307,569)	7,433,139

INVESTMENT INCOME (EXPENSE):
Interest, net	394	(4,807)	3,071	(6,602)

EXPENSES:
Management fee	710,860	957,066	2,282,248	3,320,314
Sponsor fee	244,151	184,930	660,024	539,873
Performance fee	—	553,299	49,399	599,092
Other	110,146	137,030	338,646	398,839
Total expenses	1,065,157	1,832,325	3,330,317	4,858,118

NET INVESTMENT INCOME (LOSS)	(1,064,763)	(1,837,132)	(3,327,246)	(4,864,720)

NET INCOME (LOSS)	$(3,447,425)	$11,452,800	$(17,634,815)	$2,568,419

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	7,097,989	3,485,131	6,426,789	3,500,507
Class C	32,213,472	20,009,778	26,000,681	19,664,805
Class D	11,986,674	11,708,285	12,774,219	12,038,308
Class I	8,793,629	8,916,211	8,516,206	8,418,027
Class DS	54,256,771	87,510,815	57,973,290	109,975,149
Class DT	17,364,873	24,842,640	18,330,178	26,794,215
Class M*	6,422,305	—	4,729,664	—

Net income (loss) per weighted average Unit
Class A	$(0.0248)	$0.0563	$(0.1482)	$0.0043
Class C	$(0.0261)	$0.0511	$(0.1450)	$(0.0021)
Class D	$(0.0230)	$0.0664	$(0.1271)	$0.0180
Class I	$(0.0245)	$0.0588	$(0.1398)	$0.0131
Class DS	$(0.0270)	$0.0821	$(0.1311)	$0.0139
Class DT	$(0.0200)	$0.0702	$(0.1049)	$0.0276
Class M*	$(0.0195)	$—	$(0.1211)	$—

*Units issued on December 1, 2012.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013

Class A	3,652,987	461,915	(552,202)	3,562,700	5,151,202	2,977,085	(806,826)	7,321,461
Class C	20,030,472	2,512,534	(2,474,218)	20,068,788	20,843,339	17,121,976	(3,782,505)	34,182,810
Class D	12,203,319	—	(495,034)	11,708,285	12,141,337	1,457,214	(2,583,353)	11,015,198
Class I	8,241,031	1,435,858	(483,426)	9,193,463	7,588,652	1,805,061	(705,961)	8,687,752
Class DS	122,303,205	4,688,392	(48,802,096)	78,189,501	66,823,225	1,591,224	(19,265,979)	49,148,470
Class DT	29,389,046	—	(6,701,775)	22,687,271	20,416,399	489,464	(4,851,687)	16,054,176
Class M*	—	—	—	—	2,879,028	3,925,098	(161,077)	6,643,049

Total Members’ Units	195,820,060	9,098,699	(59,508,751)	145,410,008	135,843,182	29,367,122	(32,157,388)	133,052,916

*Units issued on December 1, 2012.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2013
Class A	$4,193,083	$527,649	$(622,349)	$15,048	$4,113,431	$5,767,104	$3,278,852	$(853,169)	$(952,329)	$7,240,458
Class C	22,481,105	2,821,204	(2,773,838)	(41,819)	22,486,652	22,589,572	17,540,836	(3,880,851)	(3,770,784)	32,478,773
Class D	14,469,482	—	(564,240)	216,773	14,122,015	14,253,597	1,773,429	(2,851,804)	(1,623,198)	11,552,024
Class I	9,593,056	1,652,208	(558,750)	110,346	10,796,860	8,650,463	2,060,395	(745,990)	(1,190,698)	8,774,170
Class DS	170,839,098	6,567,935	(67,830,902)	1,527,329	111,103,460	92,418,971	2,008,284	(26,103,126)	(7,601,865)	60,722,264
Class DT	34,131,105	—	(7,906,427)	740,742	26,965,420	23,677,970	520,202	(5,530,582)	(1,923,306)	16,744,284
Class M*	—	—	—	—	—	2,946,759	3,847,708	(147,885)	(572,635)	6,073,947

Total Members’ Capital	$255,706,929	$11,568,996	$(80,256,506)	$2,568,419	$189,587,838	$170,304,436	$31,029,706	$(40,113,407)	$(17,634,815)	$143,585,920

*Units issued on December 1, 2012.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0140	$0.9767	$1.0713	$1.0345	$1.2621	$1.0628	$0.9340

Net realized and net change in unrealized trading profit(loss)	(0.0144)	(0.0139)	(0.0152)	(0.0147)	(0.0179)	(0.0151)	(0.0133)
Brokerage commissions	(0.0013)	(0.0012)	(0.0013)	(0.0013)	(0.0016)	(0.0013)	(0.0012)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0094)	(0.0114)	(0.0061)	(0.0086)	(0.0071)	(0.0034)	(0.0052)

Net asset value, end of period	$0.9889	$0.9502	$1.0487	$1.0099	$1.2355	$1.0430	$0.9143

Total Return: (a)

Total return before Performance fees	-2.48%	-2.72%	-2.11%	-2.38%	-2.11%	-1.86%	-2.11%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-2.48%	-2.72%	-2.11%	-2.38%	-2.11%	-1.86%	-2.11%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.32%	0.57%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.32%	0.57%

Net investment income (loss)	-0.95%	-1.20%	-0.57%	-0.85%	-0.57%	-0.32%	-0.57%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1196	$1.0838	$1.1740	$1.1399	$1.3830	$1.1598	$1.0235

Net realized and net change in unrealized trading profit(loss)	(0.0958)	(0.0921)	(0.1014)	(0.0978)	(0.1195)	(0.1007)	(0.0884)
Brokerage commissions	(0.0040)	(0.0039)	(0.0043)	(0.0041)	(0.0050)	(0.0042)	(0.0037)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0309)	(0.0376)	(0.0196)	(0.0281)	(0.0230)	(0.0119)	(0.0171)

Net asset value, end of period	$0.9889	$0.9502	$1.0487	$1.0099	$1.2355	$1.0430	$0.9143

Total Return: (a)

Total return before Performance fees	-11.76%	-12.42%	-10.76%	-11.50%	-10.76%	-10.09%	-10.76%
Performance fees	-0.07%	-0.07%	-0.07%	-0.07%	-0.07%	-0.16%	-0.07%
Total return after Performance fees	-11.83%	-12.49%	-10.83%	-11.57%	-10.83%	-10.25%	-10.83%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	2.83%	3.57%	1.71%	2.53%	1.71%	0.96%	1.71%
Performance fees	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.07%	-0.02%
Expenses (including Performance fees)	2.81%	3.55%	1.69%	2.51%	1.69%	1.03%	1.69%

Net investment income (loss)	-2.81%	-3.55%	-1.69%	-2.51%	-1.69%	-1.02%	-1.69%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0951	$1.0655	$1.1398	$1.1128	$1.3427	$1.1210

Net realized and net change in unrealized trading profit(loss)	0.0745	0.0725	0.0775	0.0757	0.0913	0.0762
Brokerage commissions	(0.0011)	(0.0011)	(0.0012)	(0.0012)	(0.0014)	(0.0012)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0139)	(0.0164)	(0.0099)	(0.0129)	(0.0116)	(0.0074)

Net asset value, end of period	$1.1546	$1.1205	$1.2062	$1.1744	$1.4210	$1.1886

Total Return: (a)

Total return before Performance fees	5.69%	5.43%	6.09%	5.80%	6.09%	6.36%
Performance fees	-0.27%	-0.27%	-0.27%	-0.27%	-0.27%	-0.33%
Total return after Performance fees	5.42%	5.16%	5.82%	5.53%	5.82%	6.03%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.95%	1.21%	0.57%	0.85%	0.57%	0.32%
Performance fees	0.26%	0.26%	0.26%	0.26%	0.26%	0.32%
Expenses (including Performance fees)	1.21%	1.47%	0.83%	1.11%	0.83%	0.64%

Net investment income (loss)	-1.22%	-1.47%	-0.84%	-1.12%	-0.84%	-0.65%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1479	$1.1223	$1.1857	$1.1641	$1.3968	$1.1614

Net realized and net change in unrealized trading profit(loss)	0.0451	0.0440	0.0469	0.0458	0.0552	0.0461
Brokerage commissions	(0.0033)	(0.0033)	(0.0035)	(0.0034)	(0.0041)	(0.0034)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0351)	(0.0425)	(0.0229)	(0.0321)	(0.0269)	(0.0155)

Net asset value, end of period	$1.1546	$1.1205	$1.2062	$1.1744	$1.4210	$1.1886

Total Return: (a)

Total return before Performance fees	0.80%	0.05%	1.94%	1.11%	1.94%	2.71%
Performance fees	-0.27%	-0.27%	-0.27%	-0.27%	-0.27%	-0.42%
Total return after Performance fees	0.53%	-0.22%	1.67%	0.84%	1.67%	2.29%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	2.81%	3.56%	1.68%	2.51%	1.68%	0.92%
Performance fees	0.24%	0.24%	0.24%	0.24%	0.24%	0.39%
Expenses (including Performance fees)	3.05%	3.80%	1.92%	2.75%	1.92%	1.31%

Net investment income (loss)	-3.05%	-3.81%	-1.92%	-2.75%	-1.92%	-1.32%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Bluetrend FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. BlueCrest Capital Management LLP (“BlueCrest” or “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor utilizes the BlueTrend Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International (“MLI”). MLPF&S, MLIB and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	121	$(263,180)	-0.18%	(609)	$324,406	0.23%	$61,226	0.05%	November 2013- December 2013
Currencies*	59,813,606,538	563,127	0.39%	(62,965,848,389)	(2,061,309)	-1.44%	(1,498,182)	-1.05%	December 2013
Energy	207	(610,790)	-0.43%	(173)	52,899	0.04%	(557,891)	-0.39%	October 2013 - January 2014
Interest rates	3,753	1,827,849	1.27%	(4)	(17,445)	-0.01%	1,810,404	1.26%	December 2013 - September 2017
Metals	349	3,282	0.00%	(484)	(679,450)	-0.47%	(676,168)	-0.47%	October 2013 - January 2014
Stock indices	2,199	(495,260)	-0.34%	(321)	25,880	0.02%	(469,380)	-0.32%	October 2013 - January 2014

Total		$1,025,028	0.71%		$(2,355,019)	-1.63%	$(1,329,991)	-0.92%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	23	$(5,275)	0.00%	(334)	$156,176	0.09%	$150,901	0.09%	March 2013
Currencies*	38,928,071,228	750,786	0.44%	(6,252,919,955)	1,536,101	0.90%	2,286,887	1.34%	March 2013
Energy	366	163,991	0.10%	(183)	92,920	0.05%	256,911	0.15%	January 2013 - April 2013
Interest rates	9,869	377,814	0.22%	—	—	0.00%	377,814	0.22%	March 2013 - September 2016
Metals	416	150,850	0.09%	(344)	(614,945)	-0.36%	(464,095)	-0.27%	January 2013 - April 2013
Stock indices	3,210	1,612,198	0.95%	(194)	2,260	0.00%	1,614,458	0.95%	January 2013 - April 2013

Total		$3,050,364	1.80%		$1,172,512	0.68%	$4,222,876	2.48%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$461,901	$456,406	$5,495
Short	(293,710)	395,230	(688,940)
	$168,191	$851,636	$(683,445)	$—

Forwards
Long	$563,127	$—	$563,127
Short	(2,061,309)	—	(2,061,309)
	$(1,498,182)	$—	$(1,498,182)	$—

September 30, 2013	$(1,329,991)	$851,636	$(2,181,627)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,299,578	$2,181,368	$118,210	$—
Short	(363,589)	255,806	(619,395)	—
	$1,935,989	$2,437,174	$(501,185)	$—

Forwards
Long	$750,786	$—	$750,786	$—
Short	1,536,101	—	1,536,101	—
	$2,286,887	$—	$2,286,887	$—

December 31, 2012	$4,222,876	$2,437,174	$1,785,702	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2013 or the year ended December 31, 2012.

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

The Fund presents its futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At September 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2013 and 2012:

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(381,506)	$(2,536,487)
Currencies	(2,332,459)	(6,000,688)
Energy	(862,592)	(7,072,952)
Interest rates	913,975	(12,601,144)
Metals	(2,768,839)	113,024
Stock indices	3,238,204	14,391,909

Total, net	$(2,193,217)	$(13,706,338)

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$1,428,989	$(861,257)
Currencies	894,883	(7,070,624)
Energy	1,401,835	(2,062,774)
Interest rates	5,788,156	22,095,405
Metals	(570,461)	(4,491,689)
Stock indices	4,548,944	508,186

Total, net	$13,492,346	$8,117,247

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

5.    RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended September 30, 2013, the rate was 0.02%.  The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2013, and 2012 amounted to $8,243and $8,246, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2013, and 2012 amounted to $25,192 and $34,099, respectively, of which $5,439 and $6,793 was payable to the Transfer Agent as of September 30, 2013 and December 31, 2012, respectively.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the close of business on the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$1.1585	$1.1711	$1.1262	$1.1600	$1.1557	$1.0951	$1.1603	$1.1581	$1.1546
2013	$1.1592	$1.1422	$1.1650	$1.1837	$1.1087	$1.0140	$1.0030	$0.9942	$0.9889

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$1.1318	$1.1431	$1.0984	$1.1304	$1.1253	$1.0655	$1.1279	$1.1248	$1.1205
2013	$1.1212	$1.1038	$1.1249	$1.1421	$1.0687	$0.9767	$0.9653	$0.9560	$0.9502

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$1.1982	$1.2127	$1.1677	$1.2042	$1.2013	$1.1398	$1.2091	$1.2083	$1.2062
2013	$1.2170	$1.2007	$1.2262	$1.2475	$1.1698	$1.0713	$1.0610	$1.0530	$1.0487

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$1.1752	$1.1884	$1.1432	$1.1779	$1.1739	$1.1128	$1.1794	$1.1775	$1.1744
2013	$1.1807	$1.1637	$1.1874	$1.2068	$1.1307	$1.0345	$1.0237	$1.0150	$1.0099

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$1.4115	$1.4287	$1.3756	$1.4187	$1.4152	$1.3427	$1.4244	$1.4234	$1.4210
2013	$1.4338	$1.4145	$1.4446	$1.4696	$1.3781	$1.2621	$1.2500	$1.2406	$1.2355

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$1.1743	$1.1893	$1.1461	$1.1827	$1.1805	$1.1210	$1.2217	$1.1939	$1.1958
2013	$1.2031	$1.1876	$1.2136	$1.2355	$1.1595	$1.0628	$1.0535	$1.0464	$1.0430

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	$1.0611	$1.0468	$1.0691	$1.0876	$1.0199	$0.9340	$0.9251	$0.9181	$0.9143

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

For the nine month period ended September 30, 2013, Fund capital decreased 15.69% from $170,304,436 to $143,585,920.  This decrease was attributable to the net loss from operations of $17,634,815 coupled with the redemption of 32,157,388 Redeemable Units resulting in an outflow of $40,113,407.  The cash outflow was offset with cash inflow of $31,029,706 due to subscriptions of 29,367,122 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

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

January 1, 2013 to September 30, 2013

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

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter as the Trading Program held a net long exposure to the equity markets. Equity indices around the globe continued to rally in April including the Nikkei as stimulus plans were announced by the Bank of Japan. The EuroStoxx index was up. In the U.S., where many companies reporting earnings in April exceeded analyst forecasts, the S&P 500 index was up.  Profits were posted to the Fund in the middle of the quarter as equity indices in the U.S. and Europe continued to rally. Losses were posted to the Fund at the end of the quarter. European and U.S. equity markets reversed their recent price trends in June, with the indices finishing in negative territory despite staging a slight recovery from the intra-month lows as month-end approached.  European markets lagged the U.S. The Japanese stock market  continued  to  exhibit  significant  volatility,  but  in  contrast  to  European  and  U.S. stock markets, was only marginally down for the month.  In aggregate, these moves were against the net long bias that the Trading Program held at the beginning of June resulting in losses posted to the Fund.

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

July 1, 2013 to September 30, 2013

The Fund experienced a net trading loss of $2,193,217 before brokerage commissions and related fees in the third quarter of 2013. The Fund’s profits were primarily attributable to the stock indices and interest rate sectors posting profits. The agriculture, energy, currencies and metal sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as equity indices around the globe generally responded to the positive sentiment and rallied strongly.  In the U.S., the corporate earnings season kicked off and typically exceeded expectations, lifting the S&P 500 index higher.   These moves benefitted the Trading Program’s long positions in the equity sector, a directional bias that was added to over the course of July and as a result the sector contained the three largest individual contributors to Fund performance. Losses were posted to the Fund in the middle of the quarter. Equity markets while initially continuing the rally seen in July, then fell back and finished the month of August in negative territory.   The Trading Program held a long bias in the sector at the start of the month, and although this was substantially reduced over the month, maintained the long bias at month end.   As a result the equity sector was the worst performing sector for the Fund in August. Profits were posted to the Fund at the end of the quarter.  The  equity  sector  provided  the  greatest  contribution  to  returns,  with  the Trading Program  benefitting  from  the  net  long exposure held at the start of September and as indices rose the strategy added to the exposure before trimming slightly as markets retreated into month-end.  At the same time volatility in the equity markets continued to fall, benefitting the Trading Program’s short positions held in the VIX index.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Market movements within the fixed income sectors varied as the U.S. bond futures ended July down, however European bund futures were up intra-month and ended up as a detracting market.  The fixed income sectors, bonds and short term interest rates, contributed negatively to performance in aggregate. Profits were posted to the Fund in the middle of the quarter. Fixed income markets, both short term interest rates and bonds, benefitted as yields rose in general.   However, performance across the various markets and regions varied and the sector contained both one of the top contributing markets (Brazilian IRS) and one of the largest detractors Australian 3 year bonds. Profits were posted to the Fund at the end of the quarter. Fixed income futures, both bonds and short term interest rates, rose over the course of September.   As a result, the Trading Program moved from holding a slight short bias to a slight long bias in the sectors, and was able to benefit from these moves. The JGB futures, which rose during September was one of the largest individual contributors to fund returns.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The crop sector detracted marginally from returns as several markets, including soybeans which were down moved against the long bias that the Trading Program held at the start of the July and by the end of the month was net short the crop sector.  Profits were posted to the Fund in the middle of the quarter. One notable mover was soybeans, which reversed their recent trend lower as hot, dry weather in the U.S. Midwest threatened to lower yields from the world’s biggest grower; soybean futures finished higher at the end of August. Losses were posted to the Fund at the end of the quarter. The crop sector also posted a negative performance contribution.  The Trading Program’s short position in corn benefitted as prices dropped due to fall in demand.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter.  Most energy markets rallied in July with WTI crude up during the month following successive weekly drops in U.S. inventories.  Profits were posted to the Fund in the middle of the quarter.  The  energy  complex  generally  saw  prices  rise  over  the  course  of  August  in  response  to  growing  tensions involving Syria. These price rises benefitted the Trading Program’s long positions in the energy sector, and saw risk being added during the month.  Losses were posted to the Fund at the end of the quarter. Tensions surrounding Syria eased prices in the energy complex fell from their recent highs, for example Brent Crude fell in September.  Gasoline futures slid as inventories were expected to rise.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter.  The U.S. dollar, as represented by the Dollar index, initially rallied before falling back and finishing down in July.  In combination, moves in the currency markets resulted in the FX sector delivering a negative performance. Losses were posted to the Fund in the middle of the quarter. Movements  in currency  markets,  where  the  Dollar  index  rose  in August having  been  fairly  range  bound, resulted  in a series of small  gains  and losses  across  the set of markets traded;  the cumulative  result being flat performance for the sector. Losses were posted to the Fund at the end of the quarter as the Dollar index fell reversing the positive trend that had appeared in the second half of August.  With mixed performance between markets, for example U.S. dollar-Japanese yen up and Euro-British pound up the sector detracted from the Fund performance in September.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter as the downward price trends in both base and precious metals reversed. Gold recovered from June’s lows, up in July, while copper was fairly range-bound finishing the July up. Both of these moves were against the short bias that the Trading Program held in the sector, which consequently detracted from returns.  Losses were posted to the Fund in the middle of the quarter. Gold continued the rally that started in July and copper, which peaked intra-month fell back at the end of August.   These price moves were against the Trading Program’s short bias that it held at the beginning of August and despite switching to a long bias, the sector still detracted from returns. Losses were posted to the Fund at the end of the quarter. Gold prices fell in September despite having surged after the U.S. Federal Reserve did not initiate tapering of its QE program.  Having held a long bias in the metal sector at the beginning of September, a position that had reversed by month end. The sector detracted from the Fund’s performance.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended

September 30, 2013 and 2012 the Fund’s average Month-end Net Asset Value was approximately $158,582,596 and $230,185,775, respectively.

September 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$497,239	0.31%	$704,627	$176,099
Currencies	2,068,070	1.30%	5,221,722	980,685
Energy	1,424,314	0.90%	1,911,008	375,620
Interest Rates	8,406,821	5.30%	13,546,928	2,663,166
Metals	1,969,125	1.24%	4,713,461	254,829
Stock Indices	1,795,419	1.13%	3,611,522	50,542

Total	$16,160,988	10.18%	$29,709,268	$4,500,941

September 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$1,869,503	0.81%	$3,779,394	$360,723
Currencies	6,350,334	2.76%	12,415,413	264,619
Energy	3,755,475	1.63%	7,451,820	711,304
Interest Rates	5,719,599	2.48%	18,707,316	508,478
Metals	2,825,103	1.23%	3,753,654	1,809,999
Stock Indices	3,092,305	1.34%	10,704,423	74,770

Total	$23,612,319	10.25%	$56,812,020	$3,729,893

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

The Fund also has non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese Yen, British Pound and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S and MLIB. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Bluetrend FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2013  that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$138,020	123,276	$1.1196
Feb-13	229,868	198,298	1.1592
Mar-13	796,462	697,306	1.1422
Apr-13	665,331	571,099	1.1650
May-13	332,236	280,676	1.1837
Jun-13	105,663	95,304	1.1087
Jul-13	144,300	142,308	1.0140
Aug-13	363,949	362,860	1.0030
Sep-13	503,023	505,958	0.9942
Oct-13	367,001	371,120	0.9889

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$256,283	236,467	$1.0838
Feb-13	585,000	521,762	1.1212
Mar-13	1,190,816	1,078,833	1.1038
Apr-13	2,495,849	2,218,729	1.1249
May-13	1,469,239	1,286,436	1.1421
Jun-13	1,640,087	1,534,657	1.0687
Jul-13	3,765,074	3,854,893	0.9767
Aug-13	3,057,601	3,167,514	0.9653
Sep-13	3,080,887	3,222,685	0.9560
Oct-13	1,611,295	1,695,743	0.9502

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.1740
Feb-13	1,773,429	1,457,214	1.2170
Mar-13	—	—	1.2007
Apr-13	—	—	1.2262
May-13	—	—	1.2475
Jun-13	—	—	1.1698
Jul-13	—	—	1.0713
Aug-13	—	—	1.0610
Sep-13	—	—	1.0530
Oct-13	—	—	1.0487

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$336,310	295,035	$1.1399
Feb-13	10,000	8,470	1.1807
Mar-13	355,258	305,283	1.1637
Apr-13	758,503	638,793	1.1874
May-13	43,976	36,440	1.2068
Jun-13	261,863	231,593	1.1307
Jul-13	30,725	29,700	1.0345
Aug-13	13,760	13,441	1.0237
Sep-13	250,000	246,306	1.0150
Oct-13	20,000	19,804	1.0099

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.3830
Feb-13	—	—	1.4338
Mar-13	—	—	1.4145
Apr-13	—	—	1.4446
May-13	—	—	1.4696
Jun-13	—	—	1.3781
Jul-13	2,008,284	1,591,224	1.2621
Aug-13	—	—	1.2500
Sep-13	—	—	1.2406
Oct-13	—	—	1.2355

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.1598
Feb-13	—	—	1.2031
Mar-13	—	—	1.1876
Apr-13	—	—	1.2136
May-13	—	—	1.2355
Jun-13	—	—	1.1595
Jul-13	520,202	489,464	1.0628
Aug-13	—	—	1.0535
Sep-13	—	—	1.0464
Oct-13	—	—	1.0430

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$450,000	439,668	$1.0235
Feb-13	125,000	117,802	1.0611
Mar-13	75,000	71,647	1.0468
Apr-13	739,941	692,116	1.0691
May-13	225,354	207,203	1.0876
Jun-13	21,955	21,527	1.0199
Jul-13	1,713,235	1,834,299	0.9340
Aug-13	90,000	97,287	0.9251
Sep-13	407,223	443,549	0.9181
Oct-13	101,588	111,110	0.9143

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)