Form 10-K
period 2013-12-31
ML BlueTrend FuturesAccess LLC
filed 2014-03-25
CIK 1471270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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

609-274-5838

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Units of limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2014 Units of limited liability company interest with an aggregate Net Asset Value of $102,699,688 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2013 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2013, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML BLUETREND FUTURESACCESS LLC

ANNUAL REPORT FOR 2013 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

ML Bluetrend FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. BlueCrest Capital Management LLP (“BlueCrest” or “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor utilizes the BlueTrend Program (the “Trading Program”) for the Fund.

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

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds are composed of direct-trading funds advised by a single trading advisor or funds of funds for which the Sponsor acts as the advisor and allocates capital among multiple commodity trading advisors.  Investors can allocate and reallocate capital among different FuturesAccess Funds. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

BlueCrest is registered under the Investment Advisers Act of 1940.  BlueCrest may delegate any of its duties and obligations under the advisory agreement to any of BlueCrest’s affiliated sub-investment managers, including (but not limited to) BlueCrest Capital Management Guernsey L.P. and BlueCrest Capital Management (Singapore) Pte. Ltd. The Trading Program is a systematic trend-following program.  The Trading Program focuses on daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, foreign exchange (“F/X”), energy, metals, agriculturals and soft commodities.  See “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933 (the “Securities Act”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2013, the Net Asset Value of the Fund was $113,835,996.  As of December 31, 2013, the Net Asset Value per Unit was $0.9896 for Class A, $0.9485 for Class C, $0.00 for Class D, $1.0117 for Class I, $1.2410 for Class DS, $1.0503 for Class DT and $0.9184 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net asset Value per units for Class A was $1.2738 (April 30, 2011) and the lowest was $0.9889 (September 30, 2013).  The highest month-end Net Asset Value per Unit for Class C was $1.2538 (April 30, 2011) and the lowest was $0.9485 (December 31, 2013).  The highest month-end Net Asset Value per Unit for Class D was $1.3027 (April 30, 2011) and the lowest was $1.0221 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class I was $1.2883 (April 30, 2011) and the lowest was $1.0099 (September 30, 2013). The highest month-end Net Asset Value per Unit for Class DS was $1.5347 (April 30, 2011) and the lowest was $1.0408 (September 30, 2008). The highest month-end Net Asset Value per Unit for Class DT was $1.2688 (April 30, 2011) and the lowest was $1.0350 (February 28, 2010). The highest month-end Net Asset Value per Unit for Class M was $1.0876 (April 30, 2013) and the lowest was $0.9143 (September 30, 2013).

(b)                             Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will continue in effect until December 31, 2014.  Thereafter, the advisory agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 120 days’ notice to the other party. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) the Trading Advisor may terminate the advisory agreement upon 90 days’ notice in the event that the Trading Advisor independently determines not to pursue, for any accounts, the trading strategy in which the Trading Advisor engages on behalf of the Fund; and (ii) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after due notice and an opportunity to cure.  The advisory agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program is a systematic trend follower, but its decision-making inputs are 100% technical.  The Trading Advisor aims to apply scientific techniques to the analysis and modeling of markets.  The Fund trades daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, F/X, energy, metals, agriculturals and soft commodities.

The Trading Program’s systematic research team combines research, model development, implementation and execution functions. The Fund’s portfolio construction is regularly reviewed.

The trading strategy utilized by the Fund is a systematic trading model.  Capital allocation decisions between the models, between the markets within a model and individual buy and sell decisions within such markets are made on a systematic basis using quantitative analysis.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2013 fiscal year

Forward Contracts and Counterparties

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

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit BlueCrest to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below under “Cash Management and Interest”.

Markets

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2013 and 2012 are as follows:

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	213	$(235,914)	-0.21%	(592)	$493,766	0.43%	$257,852	0.22%	March 2014
Currencies-Forwards*	35,391,596,844	(535,473)	-0.47%	(23,534,575,720)	557,548	0.49%	22,075	0.02%	March 2014
Energy	601	236,523	0.21%	(2)	(170)	0.00%	236,353	0.21%	January 2014 - April 2014
Interest rates	1,130	(627,061)	-0.55%	(837)	414,227	0.36%	(212,834)	-0.19%	March 2014 - December 2017
Metals	482	842,393	0.74%	(541)	(1,080,178)	-0.95%	(237,785)	-0.21%	January 2014 - April 2014
Stock indices	1,946	4,118,179	3.62%	(364)	422,165	0.37%	4,540,344	3.99%	January 2014 - April 2014

Total		$3,798,647	3.34%		$807,358	0.70%	$4,606,005	4.04%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	23	$(5,275)	0.00%	(334)	$156,176	0.09%	$150,901	0.09%	March 2013
Currencies-Forwards*	38,928,071,228	750,786	0.44%	(6,252,919,955)	1,536,101	0.90%	2,286,887	1.34%	March 2013
Energy	366	163,991	0.10%	(183)	92,920	0.05%	256,911	0.15%	January 2013 - April 2013
Interest rates	9,869	377,814	0.22%	—	—	0.00%	377,814	0.22%	March 2013 - September 2016
Metals	416	150,850	0.09%	(344)	(614,945)	-0.36%	(464,095)	-0.27%	January 2013 - April 2013
Stock indices	3,210	1,612,198	0.95%	(194)	2,260	0.00%	1,614,458	0.95%	January 2013 - April 2013

Total		$3,050,364	1.80%		$1,172,512	0.68%	$4,222,876	2.48%

*Currencies — Forwards are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2013 and 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

As of December 31, 2013 the Fund employed $15,660,472 as initial margin to support futures positions and $14,144,582 as collateral supporting its forward positions, representing approximately 12.17% and 10.99%, respectively, of the Fund’s total assets as of such date.

Custody of Assets

The Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s balance sheet.

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

MLPF&S and any other BAC affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest rate environments in which the Fund receives little or no interest on these cash assets.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.   Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

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

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$475,775	0.31%	$555,699	0.26%	$593,820	0.22%
Sponsor fees	937,658	0.62%	729,287	0.34%	797,628	0.30%
Management fees	2,951,301	1.95%	4,156,778	1.92%	4,986,858	1.88%
Performance fees	49,399	0.03%	102,552	0.05%	667	0.00%
Total	$4,414,133	2.91%	$5,544,316	2.57%	$6,378,973	2.40%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Assets during 2013, 2012 and 2011 equaled $151,678,934, $216,845,969 and $265,563,946, respectively.

During 2013, the interest income of the Fund was $2,577, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2012, the interest expense for the Fund was $8,831, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2011, the interest income of the Fund was $10,526, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Actual costs incurred for 2013, 2012 and 2011 were $978, $1,467 and $1,467, respectively.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2013, 2012 and 2011 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $6.64, $6.35 and $6.59, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units (before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D, Class DS, Class DT and Class M Units do not pay Sponsor fees.

MLPF&S	Sales commissions

Class A Units are subject to sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%. The rate assessed to a subscription is based on the subscription amount. Sales commissions are deducted from subscription amounts. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

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

All classes pay a flat-rate monthly charge of 0.1667% of the Fund’s month-end net assets (a 2% annual rate) except for Class DT Units, which is charged a 1% annual rate. BlueCrest has agreed to share 50% of the management fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and operational support for the Fund. This fee sharing does not apply in respect of Class DT Units

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the Commodity Exchange Act (“CEA”), but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

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

Off-Balance Sheet Risk

The Fund may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts, swaps and options contracts sold short.  In entering into these contracts, there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

Recently it was alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation.  Certain of these banks have been fined by, or entered into civil or criminal settlements with, various international regulators, involving the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules. In November 2013, the CFTC proposed a new set of speculative position rules which are not yet finalized (or effective). In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules proposed  by the CFTC in November 2013, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

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

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

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

Government Intervention; Market Disruptions

The global financial markets have in the past several years experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, swaps, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

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

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by the Reform Act to be centrally cleared or traded on a regulated market.  The Reform Act may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Certain of these requirements apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented a process that may take several years.  In addition, while the Reform Act’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

Certain steps are underway to regulate derivative transactions in the European Union (“E.U.”).  On August 16, 2012, the E.U. Market Infrastructure Regulation on OTC derivatives, central counterparties and trade repositories (“EMIR”) became effective. EMIR will largely be implemented through secondary or “Level 2” measures, and it is uncertain when these measures will take effect given that they are still being negotiated. However, it is likely that some aspects of EMIR, such as the obligation to timely confirm uncleared OTC derivatives transactions, will become effective some time in 2013. EMIR introduces certain requirements in respect of OTC derivative contracts, which will apply primarily to “financial counterparties” such as E.U.-authorized investment firms, credit institutions, insurance companies, UCITS and alternative investment funds managed by E.U. authorized alternative investment fund managers, and non-financial counterparties exceeding a certain threshold. Certain obligations under EMIR will also apply to non-E.U. counterparties, such as the Fund, where the counterparties’ contracts would be subject to EMIR if they were established in the E.U. and where their contract has a “direct, substantial and foreseeable effect” within the E.U., or where the obligation is necessary to prevent evasion of EMIR.  In particular, EMIR imposes a general obligation to clear OTC derivative contracts through a duly authorized central counterparty (“CCP”) where those contracts belong to a class of derivatives which has been declared subject to the clearing obligation.  Under EMIR, a CCP will be used to meet the clearing obligations by interposing itself between the counterparties to the eligible derivative contracts.  CCPs will connect with some derivative counterparties through their clearing members; other counterparties may clear via “indirect” clearing arrangements. Each derivative counterparty will be required to post both initial and variation margin to the clearing member, which in turn will be required to post margin to the CCP, or to the clearing member’s client in an indirect arrangement.  EMIR requires CCPs to accept only highly liquid collateral with minimal credit and market risk.  In relation to OTC derivatives which are not subject to the clearing obligation, counterparties which are subject to EMIR will have to ensure that appropriate procedures and arrangements are in place to measure, monitor and mitigate operational and credit risk. For example, counterparties will have to confirm contracts in a timely fashion, set up reconciliation, dispute resolution and compression procedures, exchange collateral and mark contracts to market or model on a daily basis.  In addition, all counterparties and CCPs will be required to report their transactions in derivatives to a registered or recognized trade repository or, where no trade repository has been authorized in connection with a particular class of derivatives, to the European Securities and Markets Authority (“ESMA”).

Certain Level 2 measures that will provide more detailed rules that give effect to EMIR have not yet been finalized.  In addition, ESMA has not yet identified and approved the list of derivatives subject to the clearing obligation.  The E.U. regulatory framework relating to derivatives is established not only by EMIR but also by the proposals to “recast” the existing Markets in Financial Instruments Directive (“MiFID II”) which have not been finalized. In particular, MiFID II is expected to require transactions in derivatives to be traded on a regulated market and centrally cleared. In this respect, it is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (“BHCA”), and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

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

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effect on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11th Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

Item 4:  Mine Safety Disclosures

Not applicable.

PART II

Item 5:   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)           Market Information:

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value effective as of the last calendar day of each month (each a “Redemption Date”), upon providing oral or written notice by the “Subscription/Redemption Notice Date,” which is eight business days prior to the first of every month. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)          Holders:

As of December 31, 2013, there were 880 holders of Units, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$138,020	123,276	$1.1196
Feb-13	229,868	198,298	1.1592
Mar-13	796,462	697,306	1.1422
Apr-13	665,331	571,099	1.1650
May-13	332,236	280,676	1.1837
Jun-13	105,663	95,304	1.1087
Jul-13	144,300	142,308	1.0140
Aug-13	363,949	362,860	1.0030
Sep-13	503,023	505,958	0.9942
Oct-13	367,001	371,120	0.9889
Nov-13	55,708	54,611	1.0201
Dec-13	—	—	1.0268
Jan-14	8,910	9,004	0.9896
Feb-14	—	—	0.9493

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$256,283	236,467	$1.0838
Feb-13	585,000	521,762	1.1212
Mar-13	1,190,816	1,078,833	1.1038
Apr-13	2,495,849	2,218,729	1.1249
May-13	1,469,239	1,286,436	1.1421
Jun-13	1,640,087	1,534,657	1.0687
Jul-13	3,765,074	3,854,893	0.9767
Aug-13	3,057,601	3,167,514	0.9653
Sep-13	3,080,887	3,222,685	0.9560
Oct-13	1,611,295	1,695,743	0.9502
Nov-13	3,414,491	3,486,665	0.9793
Dec-13	2,190,000	2,223,577	0.9849
Jan-14	1,028,000	1,083,817	0.9485
Feb-14	926,000	1,018,590	0.9091

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.1740
Feb-13	1,773,429	1,457,214	1.2170
Mar-13	—	—	1.2007
Apr-13	—	—	1.2262
May-13	—	—	1.2475
Jun-13	—	—	1.1698
Jul-13	—	—	1.0713
Aug-13	—	—	1.0610
Sep-13	—	—	1.0530
Oct-13	—	—	1.0487
Nov-13	—	—	1.0831
Dec-13	—	—	1.0916
Jan-14	—	—	—
Feb-14	—	—	—

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$336,310	295,035	$1.1399
Feb-13	10,000	8,470	1.1807
Mar-13	355,258	305,283	1.1637
Apr-13	758,503	638,793	1.1874
May-13	43,976	36,440	1.2068
Jun-13	261,863	231,593	1.1307
Jul-13	30,725	29,700	1.0345
Aug-13	13,760	13,441	1.0237
Sep-13	250,000	246,306	1.0150
Oct-13	20,000	19,804	1.0099
Nov-13	—	—	1.0421
Dec-13	—	—	1.0493
Jan-14	30,000	29,653	1.0117
Feb-14	25,000	25,752	0.9708

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.3830
Feb-13	—	—	1.4338
Mar-13	—	—	1.4145
Apr-13	—	—	1.4446
May-13	—	—	1.4696
Jun-13	—	—	1.3781
Jul-13	2,008,284	1,591,224	1.2621
Aug-13	—	—	1.2500
Sep-13	—	—	1.2406
Oct-13	—	—	1.2355
Nov-13	—	—	1.2760
Dec-13	—	—	1.2860
Jan-14	—	—	1.2410
Feb-14	—	—	1.1920

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$1.1598
Feb-13	—	—	1.2031
Mar-13	—	—	1.1876
Apr-13	—	—	1.2136
May-13	—	—	1.2355
Jun-13	—	—	1.1595
Jul-13	520,202	489,464	1.0628
Aug-13	—	—	1.0535
Sep-13	—	—	1.0464
Oct-13	—	—	1.0430
Nov-13	—	—	1.0781
Dec-13	—	—	1.0875
Jan-14	—	—	1.0503
Feb-14	—	—	1.0096

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$450,000	439,668	$1.0235
Feb-13	125,000	117,802	1.0611
Mar-13	75,000	71,647	1.0468
Apr-13	739,941	692,116	1.0691
May-13	225,354	207,203	1.0876
Jun-13	21,955	21,527	1.0199
Jul-13	1,713,235	1,834,299	0.9340
Aug-13	90,000	97,287	0.9251
Sep-13	407,223	443,549	0.9181
Oct-13	101,588	111,110	0.9143
Nov-13	205,000	217,092	0.9443
Dec-13	85,000	89,314	0.9517
Jan-14	32,035	34,882	0.9184
Feb-14	61,000	69,153	0.8821

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011

Trading profit (loss)
Realized, net	$(11,727,253)	$7,099,428	$6,885,962
Change in unrealized, net	383,129	(3,439,687)	(2,990,881)
Brokerage commissions	(815,030)	(886,130)	(940,971)
Total trading profit (loss)	(12,159,154)	2,773,611	2,954,110

INVESTMENT INCOME (EXPENSE):
Interest	2,577	(8,831)	10,526

EXPENSES:
Management fees	2,951,301	4,156,778	4,986,858
Performance fees	49,399	102,552	667
Sponsor fees	937,658	729,287	797,628
Other	475,775	555,699	593,820
Total Expenses	4,414,133	5,544,316	6,378,973

NET INVESTMENT INCOME (LOSS)	(4,411,556)	(5,553,147)	(6,368,447)

NET INCOME (LOSS)	$(16,570,710)	$(2,779,536)	$(3,414,337)

Balance Sheet Data	December 31, 2013	December 31, 2012	December 31, 2011

Members’ Capital	$113,835,996	$170,304,436	$255,706,929
Net Asset Value per Series A Unit	0.9896	1.1196	1.1479
Net Asset Value per Series C Unit	0.9485	1.0838	1.1223
Net Asset Value per Series D Unit**	—	1.1740	1.1857
Net Asset Value per Series I Unit	1.0117	1.1399	1.1641
Net Asset Value per Series DS Unit	1.2410	1.3830	1.3968
Net Asset Value per Series DT Unit	1.0503	1.1598	1.1614
Net Asset Value per Series M Unit*	0.9184	1.0235	—

*Units issued on December 1, 2012.

**Units fully redeemed as of December 31, 2013.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful financial information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0208	$1.0666	$1.0683	$1.1338	$1.0724
2010	$1.0328	$1.0669	$1.1277	$1.1575	$1.0771	$1.0787	$1.0816	$1.0775	$1.1152	$1.1493	$1.1128	$1.1785
2011	$1.1843	$1.2257	$1.2100	$1.2738	$1.2297	$1.1858	$1.2197	$1.1897	$1.1893	$1.1116	$1.1277	$1.1479
2012	$1.1585	$1.1711	$1.1262	$1.1600	$1.1557	$1.0951	$1.1603	$1.1581	$1.1546	$1.0966	$1.1077	$1.1196
2013	$1.1592	$1.1422	$1.1650	$1.1837	$1.1087	$1.0140	$1.0030	$0.9942	$0.9889	$1.0201	$1.0268	$0.9896

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0199	$1.0648	$1.0656	$1.1301	$1.0698
2010	$1.0294	$1.0625	$1.1222	$1.1508	$1.0700	$1.0707	$1.0727	$1.0677	$1.1041	$1.1369	$1.1000	$1.1639
2011	$1.1687	$1.2085	$1.1920	$1.2538	$1.2095	$1.1652	$1.1976	$1.1671	$1.1658	$1.0887	$1.1035	$1.1223
2012	$1.1318	$1.1431	$1.0984	$1.1304	$1.1253	$1.0655	$1.1279	$1.1248	$1.1205	$1.0633	$1.0732	$1.0838
2013	$1.1212	$1.1038	$1.1249	$1.1421	$1.0687	$0.9767	$0.9653	$0.9560	$0.9502	$0.9793	$0.9849	$0.9485

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0221	$1.0693	$1.0723	$1.1395	$1.0750
2010	$1.0366	$1.0722	$1.1347	$1.1661	$1.0864	$1.0895	$1.0938	$1.0910	$1.1306	$1.1666	$1.1310	$1.1993
2011	$1.2067	$1.2504	$1.2359	$1.3027	$1.2592	$1.2157	$1.2521	$1.2228	$1.2239	$1.1454	$1.1634	$1.1857
2012	$1.1982	$1.2127	$1.1677	$1.2042	$1.2013	$1.1398	$1.2091	$1.2083	$1.2062	$1.1470	$1.1601	$1.1740
2013	$1.2170	$1.2007	$1.2262	$1.2475	$1.1698	$1.0713	$1.0610	$1.0530	$1.0487	$1.0831	$1.0916	$—

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0211	$1.0673	$1.0693	$1.1355	$1.0789
2010	$1.0394	$1.0741	$1.1357	$1.1660	$1.0854	$1.0874	$1.0907	$1.0869	$1.1253	$1.1601	$1.1236	$1.1904
2011	$1.1967	$1.2389	$1.2234	$1.2883	$1.2442	$1.2001	$1.2349	$1.2049	$1.2049	$1.1266	$1.1432	$1.1641
2012	$1.1752	$1.1884	$1.1432	$1.1779	$1.1739	$1.1128	$1.1794	$1.1775	$1.1744	$1.1158	$1.1275	$1.1399
2013	$1.1807	$1.1637	$1.1874	$1.2068	$1.1307	$1.0345	$1.0237	$1.0150	$1.0099	$1.0421	$1.0493	$1.0117

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0408	$1.1416	$1.1916	$1.2227
2009	$1.2096	$1.2138	$1.2009	$1.1446	$1.1820	$1.1543	$1.1572	$1.1827	$1.2374	$1.2409	$1.3191	$1.2665
2010	$1.2212	$1.2631	$1.3368	$1.3738	$1.2799	$1.2835	$1.2885	$1.2852	$1.3319	$1.3743	$1.3324	$1.4128
2011	$1.4216	$1.4731	$1.4560	$1.5347	$1.4834	$1.4322	$1.4750	$1.4405	$1.4419	$1.3494	$1.3706	$1.3968
2012	$1.4115	$1.4287	$1.3756	$1.4187	$1.4152	$1.3427	$1.4244	$1.4234	$1.4210	$1.3513	$1.3667	$1.3830
2013	$1.4338	$1.4145	$1.4446	$1.4696	$1.3781	$1.2621	$1.2500	$1.2406	$1.2355	$1.2760	$1.2860	$1.2410

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2010	n/a	$1.0350	$1.0960	$1.1271	$1.0508	$1.0543	$1.0592	$1.0571	$1.0962	$1.1318	$1.0980	$1.1650
2011	$1.1730	$1.2163	$1.2029	$1.2688	$1.2272	$1.1855	$1.2217	$1.1939	$1.1958	$1.1200	$1.1386	$1.1614
2012	$1.1743	$1.1893	$1.1461	$1.1827	$1.1805	$1.1210	$1.1900	$1.1899	$1.1886	$1.1313	$1.1451	$1.1598
2013	$1.2031	$1.1876	$1.2136	$1.2355	$1.1595	$1.0628	$1.0535	$1.0464	$1.0430	$1.0781	$1.0875	$1.0503

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0235
2013	$1.0611	$1.0468	$1.0691	$1.0876	$1.0199	$0.9340	$0.9251	$0.9181	$0.9143	$0.9443	$0.9517	$0.9184

ML BLUETREND FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions: $11,006,559

Current Capitalization:   $6,141,004

Worst Monthly Drawdown(2):  (8.54)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (22.37)%  (May 2011 — December 2013)

Net Asset Value per Unit for Class A, December 31, 2013:   $0.9896

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.54%	.92%	0.49%	(3.69)%	0.00%
February	(1.47)	1.09	3.50	3.30	—
March	2.00	(3.83)	(1.28)	5.70	—
April	1.61	3.00	5.27	2.64	—
May	(6.34)	(0.37)	(3.46)	(6.95)	—
June	(8.54)	(5.24)	(3.57)	0.15	—
July	(1.08)	5.95	2.86	0.27	—
August	(0.88)	(0.19)	(2.46)	(0.38)	2.08
September	(0.53)	(0.30)	(0.03)	3.50	4.49
October	3.16	(5.02)	(6.53)	3.06	0.16
November	0.66	1.01	1.45	(3.18)	6.13
December	(3.62)	1.07	1.79	5.90	(5.42)
Compound Annual Rate of Return	(11.61)%	(2.47)%	(2.60)%	9.89%	7.23%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (1.04)%.

ML BLUETREND FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $56,687,577

Current Capitalization:   $34,513,938

Worst Monthly Drawdown(2):  (8.61)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (24.35)%  (May 2011 — December 2013)

Net Asset Value per Unit for Class C, December 31, 2013:   $0.9485

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.45%	.85%	0.41%	(3.77)%	0.00%
February	(1.55)	1.00	3.41	3.22	—
March	1.91	(3.91)	(1.37)	5.62	—
April	1.53	2.91	5.18	2.55	—
May	(6.43)	(0.45)	(3.53)	(7.02)	—
June	(8.61)	(5.31)	(3.66)	0.07	—
July	(1.17)	5.86	2.78	0.19	—
August	(0.96)	(0.28)	(2.55)	(0.47)	1.99
September	(0.61)	(0.38)	(0.11)	3.41	4.40
October	3.06	(5.10)	(6.61)	2.97	0.08
November	0.57	0.93	1.36	(3.25)	6.05
December	(3.70)	0.99	1.70	5.81	(5.34)
Compound Annual Rate of Return	(12.48)%	(3.43)%	(3.57)%	8.80%	6.93%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (5.15)%.

ML BLUETREND FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $16,205,054

Current Capitalization:   $0

Worst Monthly Drawdown(2):  (8.42)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (19.50)%  (May 2011 — December 2013)

Net Asset Value per Unit for Class D, December 31, 2013:   $0.0000

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.66%	1.05%	0.62%	(3.57)%	0.00%
February	(1.34)	1.21	3.62	3.43	—
March	2.12	(3.71)	(1.16)	5.83	—
April	1.74	3.13	5.40	2.77	—
May	(6.23)	(0.24)	(3.34)	(6.83)	—
June	(8.42)	(5.12)	(3.45)	0.29	—
July	(0.96)	6.08	2.99	0.39	—
August	(0.75)	(0.07)	(2.34)	(0.26)	2.21
September	(0.41)	(0.18)	0.09	3.63	4.62
October	3.28	(4.91)	(6.41)	3.18	0.28
November	0.78	1.14	1.57	(3.05)	6.27
December	(3.49)	1.20	1.92	6.04	(5.66)
Compound Annual Rate of Return	(10.26)%	(.99)%	(1.13)%	11.56%	7.56%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 5.35%.

ML BLUETREND FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:  $14,373,361

Current Capitalization:   $4,474,756

Worst Monthly Drawdown(2):  (8.51)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (21.61)%  (May 2011 — December 2013)

Net Asset Value per Unit for Class I, December 31, 2013:   $1.0117

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.58%	.95%	0.53%	(3.66)%	0.00%
February	(1.44)	1.12	3.53	3.34	—
March	2.04	(3.80)	(1.25)	5.74	—
April	1.63	3.04	5.30	2.67	—
May	(6.31)	(0.34)	(3.42)	(6.91)	—
June	(8.51)	(5.20)	(3.54)	0.18	—
July	(1.04)	5.98	2.90	0.30	—
August	(0.85)	(0.16)	(2.43)	(0.35)	2.11
September	(0.50)	(0.27)	—	3.53	4.52
October	3.19	(4.99)	(6.50)	3.09	0.19
November	0.69	1.05	1.47	(3.15)	6.19
December	(3.58)	1.10	1.83	5.95	(4.98)
Compound Annual Rate of Return	(11.25)%	(2.08)%	(2.21)%	10.33%	7.89%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 1.17%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2008

Aggregate Subscriptions:   $159,352,610

Current Capitalization:   $50,584,682

Worst Monthly Drawdown(2):  (8.42)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (19.50)%  (May 2011 — December 2013)

Net Asset Value per Unit for Class DS, December 31, 2013:  $1.2410

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009	2008
January	3.67%	1.05%	0.62%	(3.57)%	(1.08)%	—
February	(1.35)	1.22	3.62	3.43	0.35	—
March	2.13	(3.72)	(1.16)	5.83	(1.06)	—
April	1.73	3.13	5.41	2.77	(4.69)	—
May	(6.23)	(0.25)	(3.34)	(6.84)	3.27	—
June	(8.42)	(5.12)	(3.45)	0.28	(2.34)	—
July	(0.96)	6.08	2.99	0.39	0.25	—
August	(0.75)	(0.07)	(2.34)	(0.26)	2.20	—
September	(0.41)	(0.18)	0.10	3.63	4.63	4.08%
October	3.28	(4.90)	(6.42)	3.18	0.28	9.68
November	0.78	1.14	1.57	(3.05)	6.30	4.38
December	(3.50)	1.19	1.92	6.03	(3.99)	2.62
Compound Annual Rate of Return	(10.27)%	(0.99)%	(1.13)%	11.55%	3.29%	22.27%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 24.1%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2010

Aggregate Subscriptions:   $1,939,563

Current Capitalization:   $14,111,529

Worst Monthly Drawdown(2):  (8.34)% ( June 2013 )

Worst Peak-to-Valley Drawdown(3):  (17.8)%  (May 2011 — December 2013)

Net Asset Value per Unit for Class DT, December 31, 2013:  $1.0503

Monthly Rates of Return (4)

Month	2013	2012	2011	2010
January	3.73%	1.11%	0.69%	0.00%
February	(1.29)	1.28	3.69	3.50
March	2.19	(3.63)	(1.10)	5.89
April	1.8	3.19	5.48	2.84
May	(6.15)	(0.19)	(3.28)	(6.77)
June	(8.34)	(5.04)	(3.40)	0.33
July	(0.88)	6.15	3.05	0.46
August	(0.67)	—	(2.28)	(0.20)
September	(0.32)	(0.11)	0.16	3.70
October	3.37	(4.82)	(6.34)	3.25
November	0.87	1.22	1.66	(2.99)
December	(3.42)	1.28	2.00	6.10
Compound Annual Rate of Return	(9.44)%	(.14)%	(0.31)%	16.50%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 5.03%.

ML BLUETREND FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2013

Aggregate Subscriptions:   $7,151,145

Current Capitalization:   $4,010,087

Worst Monthly Drawdown(2):  (8.42)% ( June 2013 )

Worst Peak-to-Valley Drawdown(3):  (15.93)%  (May 2013 — December 2013)

Net Asset Value per Unit for Class M, December 31, 2013:  $0.9184

Monthly Rates of Return (4)

Month	2013	2012
January	3.67	0.00%
February	(1.35)	—
March	2.13	—
April	1.73	—
May	(6.22)	—
June	(8.42)	—
July	(0.95)	—
August	(0.76)	—
September	(0.41)	—
October	3.28	—
November	0.78	—
December	(3.50)	1.20
Compound Annual Rate of Return	(10.27)%	1.20%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since December 1, 2013 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since December 1, 2013 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (9.3)%.

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

Year ended December 31, 2013

Total Trading
Profit (Loss)
Stock Indices	$21,487,562
Metals	(420,315)
Agricultural Commodities	(2,334,162)
Currencies	(7,175,453)
Energy	(8,749,395)
Interest Rates	(14,152,361)
Subtotal	(11,344,124)
Brokerage Commissions	(815,030)
Total	$(12,159,154)

The Fund experienced a net loss of $11,344,124 before brokerage commissions and related fees for the year ended December 31, 2013.  Profits were primarily attributable to the Fund trading in the stock indices sectors posting profits. The agriculture, currency, energy, interest rate and metal sectors posted losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Equity markets around the globe benefitted as the more optimistic mood at the start of the year drove indices to multi-year highs. The Trading Program benefitted from this rally as it maintained, and slightly increased, its net long exposure to the sector. The result was that the equity sector was the largest contributor to the Fund’s performance. Losses were posted to the Fund in the middle of the first quarter as equity index performance varied markedly around the globe. Profits were posted to the Fund at the end of the first quarter. The equity sector provided the strongest positive contribution to performance in March as many, but not all, equity indices rallied strongly. Profits were posted to the Fund at the beginning of the second quarter as the Trading Program held a net long exposure to the equity markets. Equity indices around the globe continued to rally in April including the Nikkei as stimulus plans were announced by the Bank of Japan. The EuroStoxx index was up. In the U.S., where many companies reporting earnings in April exceeded analyst forecasts, the S&P 500 index was up.  Profits were posted to the Fund in the middle of the second quarter as equity indices in the U.S. and Europe continued to rally. Losses were posted to the Fund at the end of the second quarter. European and U.S. equity markets reversed their recent price trends in June, with the indices finishing in negative territory despite staging a slight recovery from the intra-month lows as month-end approached.  European markets lagged the U.S. The Japanese stock market continued to exhibit significant volatility, but in contrast to European and U.S. stock markets, was only marginally down for June.  In aggregate, these moves were against the net long bias that the Trading Program held at the beginning of June resulting in losses posted to the Fund. Profits were posted to the Fund at the beginning of the third quarter as equity indices around the globe generally responded to the positive sentiment and rallied strongly.  In the U.S., the corporate earnings season kicked off and typically exceeded expectations, lifting the S&P 500 index higher.   These moves benefitted the Trading Program’s long positions in the equity sector, a directional bias that was added to over the course of July and as a result the sector contained the three largest individual contributors to Fund performance. Losses were posted to the Fund in the middle of the second quarter. Equity markets while initially continuing the rally seen in July, then fell back and finished August in negative territory.   The Trading Program held a long bias in the sector at the start of August, and although this was substantially reduced over the month, maintained the long bias at month end.   As a result the equity sector was the worst performing sector for the Fund in August. Profits were posted to the Fund at the end of the third quarter.  The equity sector provided the greatest contribution to returns, with the Trading Program benefitting from the net long exposure held at the start of September and as indices rose the strategy added to the exposure before trimming slightly as markets retreated into month-end.  At the same time volatility in the equity markets continued to fall, benefitting the Trading Program’s short positions held in the VIX index. Profits were posted to the Fund at the beginning of the fourth quarter. Global equity markets tended to rally through October, with the Nikkei being the only major market to underperform.   The IBEX 35 index, which rose in October, was one of the largest individual contributors to performance. Profits were posted to the Fund in the middle of the fourth quarter as global equity markets continued to rally through November. Of the major indices the performance of the Nikkei stood out; having lagged other indices in October. Losses were posted to the Fund at the end of the quarter as markets initially fell moving against the long bias held by the Fund.   The model reacted by reducing the long bias and consequently the exposure in the second half of December, when markets rallied, was lower, and left the sector contribution close to flat by the end of December.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The metal sector marginally detracted from performance with no significant individual drivers. Losses were posted to the Fund in the middle of the first quarter as metal markets fell moving against the net long position that the Trading Program held at the start of February. Profits were posted to the Fund at the end of the first quarter. The metal sector provided a positive contribution to the Trading Program’s performance as copper prices continued to fall during March. Profits were posted to the Fund at the beginning of the second quarter resulting from the Trading Program’s net short exposure in gold and copper which fell during April. In May gold prices continued to move lower resulting in losses posted to the Fund in the middle of the second quarter. The second quarter ended with profits posted to the Fund. Both precious and base metals slid in June as markets reacted to the U.S Federal Reserve’s statements on QE and also to signs that China’s growth might be reined in.   Copper fell through June in response to uncertainty about Chinese demand. The fall benefitted the Trading Program’s short position in the market resulting in profits posted to the Fund.  Gold fell towards the end of June. Losses were posted to the Fund at the beginning of the third quarter as the downward price trends in both base and precious metals reversed. Gold recovered from June’s lows, up in July, while copper was fairly range-bound finishing up in July. Both of these moves were against the short bias that the Trading Program held in the sector, which consequently detracted from returns.  Losses were posted to the Fund in the middle of the third quarter. Gold continued the rally that started in July and copper, which peaked intra-month fell back at the end of August.   These price moves were against the Trading Program’s short bias that it held at the beginning of August and despite switching to a long bias, the sector still detracted from returns. Losses were posted to the Fund at the end of the third quarter. Gold prices fell in September despite having surged after the U.S. Federal Reserve did not initiate tapering of its QE program.  Having held a long bias in the metal sector at the beginning of September, a position that had reversed by month’s end, losses were posted to the Fund at the beginning of the fourth quarter. The intra-month volatility was also evident in commodity markets such as gold, where price movements largely reflected changing sentiment with respect to the U.S. debt ceiling discussions and later in October the potential delay in tapering by the U.S. Federal Reserve. Profits were posted to the Fund in the middle of the fourth quarter. The Trading Program reversed the net direction bias it held in the metal sector in November moving from a small net long to a net short position. Losses were posted to the Fund at the end of the quarter as gold continued to fall in December.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The agriculture sector marginally detracted from performance with no significant individual drivers. Losses were posted to the Fund in the middle of the first quarter as crop markets fell moving against the net long position that the Trading Program held at the start of February. Losses were posted to the Fund at the end of the first quarter.  Within the commodity markets the crop sector detracted from performance, and contained one of the worst performing individual markets — corn.  With prices having risen steadily through March, approaching their year-to- date highs, inventory data released by the USDA indicated that inventories and projected planting were both significantly higher than market expectations.  The result was a sharp fall in corn prices on the day the USDA released their data. Losses were posted to the Fund at the beginning of the second quarter.  Corn plunged in April as inventory data and planting forecasts exceeded analyst forecasts which contributed to the negative performance from the crop sector. Profits were posted to the Fund in the middle of the second quarter. The Trading Program switched from a net short to net long bias, benefitting from price rises, such as the increase in soybean futures from rising Chinese demand. Losses were posted to the Fund at the end of the second quarter as soybeans, reversed their recent price trends.  Losses were posted to the Fund at the beginning of the third quarter. The crop sector detracted marginally from returns as several markets, including soybeans which were down moved against the long bias that the Trading Program held at the start of the July and by the end of the month was net short the crop sector.  Profits were posted to the Fund in the middle of the third quarter. One notable mover was soybeans, which reversed their recent trend lower as hot, dry weather in the U.S. Midwest threatened to lower yields from the world’s biggest grower; soybean futures finished higher at the end of August. Losses were posted to the Fund at the end of the third quarter. The crop sector also posted a negative performance contribution.  The Trading Program’s short position in corn benefitted as prices dropped due to fall in demand. Losses were posted to the Fund at the beginning of the fourth quarter due to losses from crops. Profits were posted to the Fund in the middle of the fourth quarter as the price of corn continued to fall in November. Profits were posted to the Fund at the end of the fourth quarter. The agricultural sector was a positive contributor to performance in December and contained one of the top performing markets, wheat.  Wheat prices fell in December as forecasts showed reduced risk of frost damage to crops in the U.S.

The currency sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the first quarter. In the FX markets, the broader Dollar Index initially rose before falling to finish down at the end of January. The moves in individual currencies were, in some cases, more extreme and in aggregate the FX sector delivered a strong positive contribution. The continued weakening of the Japanese yen saw U.S. dollar-Japanese yen rise, reaching levels not seen since mid-2010; this move benefitted the Trading Program’s short Japanese yen position. Losses were posted to the Fund in the middle of the first quarter. In FX markets, the broad Dollar Index rallied strongly, having generally trended downward over the previous two and a half months. The strong moves in individual currency pairs resulted in the sector containing two of the worst performing markets and combined to leave the FX sector as the second highest detractor. Profits were posted to the Fund at the end of the first quarter. Losses were posted to the Fund at the beginning of the second quarter. In FX markets, the broad Dollar Index continued to fall in April.  The Japanese yen continued to weaken and the Euro reversed recent moves and strengthened.   In combination, moves in the FX markets resulted in the sector delivering a small negative performance contribution. Losses were posted to the Fund in the middle of the second quarter. In FX markets, the broad Dollar Index reversed recent moves and rose in May.  The Japanese yen continued to weaken however, the intra-month move was more substantial having weakened mid-month before recovering slightly. In combination, moves in the FX markets resulted in the sector delivering a negative performance contribution. Losses were posted to the Fund at the end of the second quarter. Aggregate moves in the currency space resulted in a negative contribution from the sector. Losses were posted to the Fund at the beginning of the third quarter.  The U.S. dollar, as represented by the Dollar Index, initially rallied before falling back and finishing down in July.  In combination, moves in the currency markets resulted in the FX sector delivering a negative performance. Losses were posted to the Fund in the middle of the third quarter. Movements in currency markets, where the Dollar Index rose in August having been fairly range bound, resulted in a series of small gains and losses across the set of markets traded;  the cumulative result being flat performance for the sector. Losses were posted to the Fund at the end of the third quarter as the Dollar Index fell reversing the positive trend that had appeared in the second half of August.  With mixed performance between markets, for example U.S. dollar-Japanese yen up and Euro-British pound up the sector detracted from the Fund performance in September. Losses were posted to the Fund at the beginning of the fourth quarter. the Dollar Index finished the month almost unchanged, but moved intra- month; this fluctuation, coupled with mixed performance across other individual markets, caused the sector to detract from the Fund’s performance. Profits were posted to the Fund in the middle of the fourth quarter. The FX sector contained both one of the largest individual contributors and one of the largest detractors from the Fund’s performance.   The Trading Program’s short bias to the Japanese yen proved profitable as it weakened against the U.S. dollar; however the long bias to the Australian dollar detracted from performance as it weakened against the U.S. dollar. Losses were posted to the Fund at the end of the fourth quarter as the U.S. dollar, as measured by the Dollar Index, fell in December.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Energy markets, in general, rallied strongly in January which benefitted the Trading Program’s long positions; RBOB Gasoline, which rose in price in January, was one of the top individual contributors to the Trading Program’s performance. Losses were posted to the Fund in the middle of the first quarter. The worst performing sector in February was the energy sector. In general these markets continued their upward trend through the first half of February before reversing and then finishing the month significantly lower (for example, Brent Crude rallied before reversing and finishing the month down). The sharp price falls followed the latest inventory data released by the American Petroleum Institute (API) which indicated that U.S. crude stock piles had risen to their highest level since December. Losses were posted to the Fund at the end of the first quarter.  The unusually cold start to spring in the U.S. led to a surge in the price of natural gas, while optimism on the economic recovery in the U.S. were in part responsible for the rise in WTI crude futures. Losses were posted to the Fund at the beginning of the second quarter resulting from the Trading Program’s net long exposure in the energy complex. U.S. crude oil inventories climbed and the International Energy Agency trimmed its forecast for global demand, WTI crude futures fell over the first half of April before recovering slightly into month end. Losses were posted to the Fund in the middle of the second quarter. Despite the initial rallies of several markets, most markets proceeded to fall and ended down in May which went against the Trading Program’s net long position in the sector. Losses were posted to the Fund at the end of the second quarter. WTI crude prices rose as investors reacted to the worsening unrest in Syria and a shrinking of U.S. stockpiles.  Elsewhere, natural gas prices fell as mild weather shrank demand and saw inventories rise. Profits were posted to the Fund at the beginning of the third quarter.  Most energy markets rallied in July with WTI crude up during the month following successive weekly drops in U.S. inventories.  Profits were posted to the Fund in the middle of the third quarter.  The energy complex generally saw prices rise over the course of August in response to growing tensions involving Syria. These price rises benefitted the Trading Program’s long positions in the energy sector, and saw risk being added during August.  Losses were posted to the Fund at the end of the third quarter. As tensions involving Syria eased prices in the energy complex fell from their recent highs, for example Brent Crude fell in September.  Gasoline futures slid as inventories were expected to rise. Losses were posted to the Fund at the beginning of the fourth quarter as energy prices displayed a reasonable level of price volatility, however most fell over the month; West Texas Intermediate saw prices react to changing inventory data, initially rallying as stockpiles fell before prices falling as data mid-month showed a strong rise in inventories.  In October, Natural Gas prices initially rose before finishing down while West Texas Intermediate prices rallied before falling to finish down in October. Losses were posted to the Fund in the middle of the fourth quarter as a as a number of markets experienced sharp reversals of their recent trend; one of the largest individual detractors was natural gas, which having initially continued to cheapen, finished the month of November sharply higher.  Losses were posted to the Fund at the end of the fourth quarter. Shrinking stockpiles and the plan to start part of the Keystone XL pipeline in January saw West Texas Intermediate Crude prices peak intra-month before they settled back to finish up. As a result of prices retreating in the final few trading days of the year, and the net long positioning of the Fund, the sector detracted from returns.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. A consequence of the risk-on rally that benefitted the equity sector in January was that fixed income markets retreated, with both bond futures and short term interest rate futures falling. This price movement was against the long positions held by the Trading Program and resulted in the fixed income sectors being the largest detractors from performance; these sectors also contained the three worst performing markets over the period as well. In response to these falls in price, the Trading Program substantially reduced position sizes within both the bond and short term interest rate sectors. Profits were posted to the Fund in the middle of the first quarter. In response to the weaker European data and concerns over the economic environment in both Europe and the U.S., global fixed income markets tended to reflect lower interest rates in February.  This benefitted the Trading Program’s net long positions in both bond and short term interest rate futures. Profits were posted to the Fund at the end of the first quarter as the Trading Program maintained its net long positions in both the bond and short term interest rate futures. European and UK 10 year bond futures rose, while the moves in the U.S. and Japanese 10 year bond futures were slightly more muted.   Price movements in the short term interest rate sector were less consistent and led to the sector detracting slightly from performance.  Profits were posted to the Fund at the beginning of the second quarter. The size of the moves in U.S. fixed income drove three of the markets across maturities to be the largest individual positive contributors to Fund performance. Losses were posted to the Fund in the middle of the second quarter. In light of the significant moves witnessed in global fixed income markets, reversing many trends that had persisted for extended periods of time, the largest detractors from Fund performance were the fixed income sectors (both bonds and short term interest rates). Losses were posted to the Fund at the end of the second quarter. In response to the falls in fixed income markets in June caused by extensive deleveraging of market participants following comments from Federal Reserve Chairman Bernanke on potential reduction in quantitative easing, the Trading Program continued to reduce long positions before starting to initiate a net short bias across the sector.  The speed and magnitude of the market moves was such that the Trading Program had insufficient time to reposition before experiencing losses, and as a result both bonds and short term interest rates detracted from Fund performance in June. Losses were posted to the Fund at the beginning of the third quarter. Market movements within the fixed income sectors varied as the U.S. bond futures ended July down, however European bund futures were up intra-month and ended up as a detracting market.  The fixed income sectors, bonds and short term interest rates, contributed negatively to performance in aggregate. Profits were posted to the Fund in the middle of the third quarter. Fixed income markets, both short term interest rates and bonds, benefitted as yields rose in general.   However, performance across the various markets and regions varied and the sector contained both one of the top contributing markets (Brazilian IRS) and one of the largest detractors Australian 3 year bonds. Profits were posted to the Fund at the end of the third quarter. Fixed income futures, both bonds and short term interest rates, rose over the course of September.   As a result, the Trading Program moved from holding a slight short bias to a slight long bias in the sectors, and was able to benefit from these moves. The Japanese Government Bond (“JGB”) futures, which rose during September was one of the largest individual contributors to Fund returns. Profits were posted to the Fund at the beginning of the fourth quarter with bond prices around the globe generally rising, the fixed income sectors, both bonds and short term interest rates, contributed positively to performance.    The Trading Program added to its net long exposure over the course of October.   However, movements were not uniform across the markets covered by the strategy, and the bond sector contained both one of the greatest individual contributors and one of the largest detractors from performance in October.  The JGB position, in which the Trading Program was net long, benefitted as the futures rose, while the Australian 3 year bond finished down and detracted from performance. Losses were posted to the Fund in the middle of the fourth quarter with the bond sector ending up as the largest detractor for November while the short term interest rate sector contributed positively to returns.  In the U.S. and UK yields rose in response to increased optimism for the economic outlook, while in other regions such as Japan and Germany yields were almost unchanged in November.  At the front end of the yield curve, the long bias that the Trading Program held in short term interest rate futures benefitted as both the U.S. Federal Reserve and the European Central Bank continued to stress that interest rates would not rise for some time yet. Losses were posted to the Fund at the end of the fourth quarter. With yields rising in most markets the moves were against the Trading Program’s long bias held in the sector, which resulted in the strategy reducing its net exposure.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2013 and 2012, the Fund’s average month-end Net Asset Value was approximately $151,678,934 and $216,845,969, respectively.

December 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	460,940	0.30%	704,627	176,099
Currencies	2,231,523	1.47%	5,221,722	980,685
Energy	1,423,741	0.94%	1,911,008	375,620
Interest Rates	7,210,721	4.75%	13,546,928	2,663,166
Metals	1,673,065	1.10%	4,713,461	254,829
Stock Indices	3,588,928	2.37%	10,726,577	50,542

Total	16,588,918	10.93%	36,824,323	4,500,941

December 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,531,959	0.71%	$3,779,394	$360,723
Currencies	5,795,643	2.67%	12,415,413	264,619
Energy	3,023,268	1.39%	7,451,820	711,304
Interest Rates	6,161,816	2.84%	18,707,316	508,478
Metals	2,245,999	1.04%	3,753,654	449,416
Stock Indices	4,197,173	1.94%	10,704,423	74,770

Total	$22,955,858	10.59%	$56,812,020	$2,369,310

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

The following were the primary trading risk exposures of the Fund as of December 31, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2013.

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

Risk Management

The management of risk is an integral part of the BlueCrest Trading Program.  The Trading Advisor’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to the Trading Advisor’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions.

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

Item 8: Financial Statements and Supplementary Data

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013	2012	2012	2012	2012
Total Income (Loss)	$2,147,922	$(2,382,269)	$(21,820,948)	$9,898,717	$(4,661,757)	$13,285,125	$(3,336,327)	$(2,522,262)
Total Expenses	1,083,818	$1,065,156	$(285,645)	2,550,803	686,198	1,832,325	1,497,360	1,528,433
Net Income (Loss)	$1,064,104	$(3,447,425)	$(21,535,303)	$7,347,914	$(5,347,955)	$11,452,800	$(4,833,687)	$(4,050,695)

Net Income (Loss) per weighted average Unit (1)	$0.0083	$(0.0250)	$(0.1631)	$0.0548	$(0.0371)	$0.0732	$(0.0259)	$(0.0204)

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2013, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Keith Glenfield	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Spencer Boggess	Vice President and Manager

James D. Bowden	Vice President and Manager

Dominick A. Carlino	Vice President and Manager

James L. Costabile	Vice President and Manager

Nancy Fahmy	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Keith Glenfield, age 39, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.   In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 47, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Spencer Boggess, age 46,  has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 60, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 41, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.   Prior to joining Merrill Lynch,  Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.     From April 2005 through March 2011, he served as an

Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 38, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 39, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 36,  has been a Vice President of MLAI since January 2014. Mr. Marapachi has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 37, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.    Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 37, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Colleen R. Rusch, age 46, has been a Vice President and Manager of MLAI and a Managing Director within GWRS responsible for overseeing GWRS Alternative Investments operations and trading platform since January 2008.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  In addition, from July 2005 to October 2010, Mrs.  Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an investment advisory firm, and served as Vice President and Secretary of each of IQ’s publicly traded closed-end fund companies.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

Steven L. Suss, age 54, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of BACA since July 2007 and has been listed as a principal of BACA since November 19, 2012.  Mr. Suss is responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2013, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                              Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Items 10(a) and (b) above.

(f)                                   Involvement in Certain Legal Proceedings:

None.

(g)                                  Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2013 were timely and correctly made.

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

(b)                                 Security Ownership of Management:

As of December 31, 2013 MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units, and BlueCrest did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Director Independence:

No person who served as a manager of MLAI during 2013 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, in connection with the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2013 and 2012 were $173,595 and $163,000, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2013 and 2012 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML BlueTrend FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on September 29, 2009 (“Registration Statement”).

3.02	Third Amended and Restated Limited Liability Company Operating Agreement of ML BlueTrend FuturesAccess LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of ML BlueTrend FuturesAccess LLC.

Exhibit 3.03:	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

10.01	Customer Agreement between ML BlueTrend FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Registration Statement.

10.02	Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management LLP.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Report on Form 10-K for the year-ended December 31, 2010, filed on March 15, 2011.

10.03	Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management LLP.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on May 9, 2011.

13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

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

ML BLUETREND FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager

By:	/s/Keith Glenfield
Keith Glenfield
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 25, 2014
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 25, 2014
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 25, 2014
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 25, 2014
James D..Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 25, 2014
Dominick A. Carlino

/s/James L. Costabile	Vice President and Manager	March 25, 2014
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 25, 2014
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 25, 2014
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 25, 2014
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 25, 2014
Greg Parets

/s/Colleen R. Rusch	Vice President and Manager	March 25, 2014
Colleen R. Rusch

/s/Steven L. Suss	Vice President and Manager	March 25, 2014
Steven L. Suss

ML BLUETREND FUTURESACCESS LLC

2014 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.