Form 10-Q
period 2014-03-31
ML BlueTrend FuturesAccess LLC
filed 2014-05-15
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014 92,686,438 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $12,147,143 for 2014 and $15,660,472 for 2013)	$100,153,954	$122,942,320
Net unrealized profit on open futures contracts	1,369,550	4,777,527
Net unrealized profit on open forwards contracts	1,772,491	557,548
Cash	417,950	435,336
Other assets	179	126

TOTAL ASSETS	$103,714,124	$128,712,857

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$27,680	$30,519
Sponsor and Advisory fees payable	236,365	290,564
Redemptions payable	7,567,692	13,556,748
Net unrealized loss on open futures contracts	395,410	193,597
Net unrealized loss on open forwards contracts	644,781	535,473
Other liabilities	198,372	269,960

Total liabilities	9,070,300	14,876,861

MEMBERS’ CAPITAL:
Members’ Interest (92,686,438 Units and 105,581,313 Units outstanding; unlimited Units authorized)	94,643,824	113,835,996
Total members’ capital	94,643,824	113,835,996

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$103,714,124	$128,712,857

NET ASSET VALUE PER UNIT:

Class A	$0.9398	$0.9896
Class C	$0.8984	$0.9485
Class I	$0.9617	$1.0117
Class DS	$1.1830	$1.2410
Class DT	$1.0036	$1.0503
Class M	$0.8755	$0.9184

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
TRADING PROFIT (LOSS):

Realized, net	$(1,866,650)	$8,386,364
Change in unrealized, net	(2,504,155)	1,695,333
Brokerage commissions	(177,958)	(185,884)

Total trading profit (loss), net	(4,548,763)	9,895,813

INVESTMENT INCOME (EXPENSE):
Interest, net	(202)	2,904

EXPENSES:
Management fee	504,197	811,494
Sponsor fee	241,230	196,869
Performance fee	—	1,425,153
Other	148,780	117,287
Total expenses	894,207	2,550,803

NET INVESTMENT INCOME (LOSS)	(894,409)	(2,547,899)

NET INCOME (LOSS)	$(5,443,172)	$7,347,914

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	5,715,014	5,498,035
Class C	36,660,820	21,051,053
Class D	—	13,112,813
Class I	4,245,878	7,953,795
Class DS	39,303,672	63,280,488
Class DT	13,095,124	19,724,132
Class M	4,334,404	3,421,113

Net income (loss) per weighted average Unit
Class A	$(0.0476)	$0.0463
Class C	$(0.0500)	$0.0417
Class D	$—	$0.0494
Class I	$(0.0509)	$0.0477
Class DS	$(0.0586)	$0.0626
Class DT	$(0.0467)	$0.0545
Class M	$(0.0478)	$0.0449

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital March 31, 2014

Class A	5,151,202	1,018,880	(258,764)	5,911,318	6,205,276	54,162	(1,606,765)	4,652,673
Class C	20,843,339	1,837,062	(1,428,029)	21,252,372	36,389,842	3,725,776	(5,589,349)	34,526,269
Class D**	12,141,337	1,457,214	—	13,598,551	—	—	—	—
Class I	7,588,652	608,788	(102,276)	8,095,164	4,423,168	55,405	(1,357,608)	3,120,965
Class DS	66,823,225	—	(9,000,309)	57,822,916	40,760,743	—	(6,452,317)	34,308,426
Class DT	20,416,399	—	(2,104,779)	18,311,620	13,436,067	—	(1,042,304)	12,393,763
Class M*	2,879,028	629,117	—	3,508,145	4,366,217	1,367,178	(2,049,053)	3,684,342

Total Members’ Units	135,843,182	5,551,061	(12,894,157)	128,500,086	105,581,313	5,202,521	(18,097,396)	92,686,438

*Units issued on December 1, 2012.

**Units fully redeemed as of December 31, 2013.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013

(unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2014
Class A	$5,767,104	$1,164,350	$(299,296)	$254,520	$6,886,678	$6,141,004	$52,695	$(1,548,959)	$(272,066)	$4,372,674
Class C	22,589,572	2,032,099	(1,591,281)	877,136	23,907,526	34,513,938	3,460,000	(5,120,101)	(1,833,904)	31,019,933
Class D**	14,253,597	1,773,429	—	647,473	16,674,499	—	—	—	—	—
Class I	8,650,463	701,568	(119,182)	379,042	9,611,891	4,474,756	55,000	(1,312,260)	(216,126)	3,001,370
Class DS	92,418,971	—	(12,851,043)	3,960,799	83,528,727	50,584,682	—	(7,696,698)	(2,302,657)	40,585,327
Class DT	23,677,970	—	(2,529,627)	1,075,291	22,223,634	14,111,529	—	(1,061,322)	(611,195)	12,439,012
Class M*	2,946,759	650,000	—	153,653	3,750,412	4,010,087	1,232,517	(1,809,872)	(207,224)	3,225,508

Total Members’ Capital	$170,304,436	$6,321,446	$(17,390,429)	$7,347,914	$166,583,367	$113,835,996	$4,800,212	$(18,549,212)	$(5,443,172)	$94,643,824

*Units issued on December 1, 2012.

**Units fully redeemed as of December 31, 2013.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9896	$0.9485	$1.0117	$1.2410	$1.0503	$0.9184

Net realized and net change in unrealized trading profit(loss)	(0.0386)	(0.0369)	(0.0394)	(0.0484)	(0.0410)	(0.0358)
Brokerage commissions	(0.0016)	(0.0015)	(0.0016)	(0.0020)	(0.0017)	(0.0015)
Interest income, net (b)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0096)	(0.0117)	(0.0090)	(0.0076)	(0.0040)	(0.0056)

Net asset value, end of period	$0.9398	$0.8984	$0.9617	$1.1830	$1.0036	$0.8755

Total Return: (a)

Total return before Performance fees	-5.04%	-5.27%	-4.94%	-4.68%	-4.44%	-4.68%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-5.04%	-5.27%	-4.94%	-4.68%	-4.44%	-4.68%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees) (c)	1.01%	1.26%	0.91%	0.63%	0.39%	0.63%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.01%	1.26%	0.91%	0.63%	0.39%	0.63%

Net investment income (loss)	-1.01%	-1.26%	-0.91%	-0.63%	-0.39%	-0.63%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1196	$1.0838	$1.1740	$1.1399	$1.3830	$1.1598	$1.0235

Net realized and net change in unrealized trading profit(loss)	0.0671	0.0649	0.0704	0.0683	0.0829	0.0696	0.0614
Brokerage commissions	(0.0012)	(0.0012)	(0.0013)	(0.0013)	(0.0015)	(0.0013)	(0.0011)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0205)	(0.0226)	(0.0169)	(0.0195)	(0.0198)	(0.0145)	(0.0147)

Net asset value, end of period	$1.1650	$1.1249	$1.2262	$1.1874	$1.4446	$1.2136	$1.0691

Total Return: (a)

Total return before Performance fees	4.90%	4.63%	5.29%	5.00%	5.29%	5.55%	5.29%
Performance fees	-0.85%	-0.85%	-0.85%	-0.85%	-0.85%	-0.91%	-0.85%
Total return after Performance fees	4.05%	3.78%	4.44%	4.15%	4.44%	4.64%	4.44%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees) (c)	0.95%	1.21%	0.58%	0.85%	0.58%	0.32%	0.58%
Performance fees	0.83%	0.83%	0.83%	0.83%	0.83%	0.89%	0.83%
Expenses (including Performance fees)	1.78%	2.04%	1.41%	1.68%	1.41%	1.21%	1.41%

Net investment income (loss)	-1.78%	-2.03%	-1.40%	-1.68%	-1.40%	-1.21%	-1.40%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Bluetrend FuturesAccess LLC (the “Fund”), a  FuturesAccessSM Program (“FuturesAccess”) fund, which is an Investment Company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. BlueCrest Capital Management LLP (“BlueCrest” or “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor trades the BlueTrend Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2014 and December 31, 2013 and the results of its operations for the three months ended March 31, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2014 and December 31, 2013 are as follows:

March 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	230	$934,509	0.99%	(18)	$(10,405)	-0.01%	$924,104	0.98%	May 2014 - June 2014
Currencies-Forwards*	30,656,840,725	1,772,491	1.87%	(39,972,746,809)	(644,781)	-0.68%	1,127,710	1.19%	June 2014
Energy	417	(200,108)	-0.21%	(1)	700	0.00%	(199,408)	-0.21%	April 2014 - July 2014
Interest rates	2,604	(504,241)	-0.53%	(129)	(15,035)	-0.02%	(519,276)	-0.55%	June 2014 - March 2018
Metals	323	(585,676)	-0.62%	(402)	447,677	0.47%	(137,999)	-0.15%	April 2014 - July 2014
Stock indices	1,400	830,655	0.88%	(193)	76,064	0.08%	906,719	0.96%	April 2014 - July 2014

Total		$2,247,630	2.38%		$(145,780)	-0.16%	$2,101,850	2.22%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	213	$(235,914)	-0.21%	(592)	$493,766	0.43%	$257,852	0.22%	March 2014
Currencies-Forwards*	35,391,596,844	(535,473)	-0.47%	(23,534,575,720)	557,548	0.49%	22,075	0.02%	March 2014
Energy	601	236,523	0.21%	(2)	(170)	0.00%	236,353	0.21%	January 2014 - April 2014
Interest rates	1,130	(627,061)	-0.55%	(837)	414,227	0.36%	(212,834)	-0.19%	March 2014 - December 2017
Metals	482	842,393	0.74%	(541)	(1,080,178)	-0.95%	(237,785)	-0.21%	January 2014 - April 2014
Stock indices	1,946	4,118,179	3.62%	(364)	422,165	0.37%	4,540,344	3.99%	January 2014 - April 2014

Total		$3,798,647	3.34%		$807,358	0.70%	$4,606,005	4.04%

*Currencies-Forwards are stated in notional amounts. Note that the amounts presented for Currency-Forwards are presented as a mixture of underlying currencies in which the Fund trades.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forwards and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$475,139	$1,103,055	$(627,916)	$—
Short	499,001	193,339	305,662	—
	$974,140	$1,296,394	$(322,254)	$—

Forwards
Long	$1,772,491	$—	$1,772,491	$—
Short	(644,781)	—	(644,781)	—
	$1,127,710	$—	$1,127,710	$—

March 31, 2014	$2,101,850	$1,296,394	$805,456	$—

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,334,119	$3,552,651	$781,468	$—
Short	249,810	1,410,948	(1,161,138)	—
	$4,583,929	$4,963,599	$(379,670)	$—

Forwards
Long	$(535,472)	$—	$(535,472)	$—
Short	557,548	—	557,548	—
	$22,076	$—	$22,076	$—

December 31, 2013	$4,606,005	$4,963,599	$(357,594)	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2014 and year ended December 31, 2013, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2014 or the year ended December 31, 2013.

The Fund engages in the speculative trading of futures, options on futures and forwards contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund presents its futures and forwards contract amounts gross on the Statements of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in unrealized gain or loss on futures or forwards contracts.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2014 and 2013:

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$446,234	$(850,500)
Currencies	(469,681)	1,211,003
Energy	(2,395,959)	(782,589)
Interest rates	2,328,229	(1,983,974)
Metals	(846,440)	(97,592)
Stock indices	(3,433,188)	12,585,349

Total, net	$(4,370,805)	$10,081,697

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

4.  MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot all be presented in the financial statements.  The following summarizes some of those risks.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of BlueCrest, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge BlueCrest to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by BlueCrest.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify certain parties, including BAC affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.    RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended March 31, 2014, the rate was 0.02%.  The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2014, and 2013 amounted to $5,614 and  $8,528, respectively, of which $3,537 and $4,635 was payable to the Transfer Agent as of March 31, 2014 and December 31, 2013, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.   SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Month-End Net Asset Value Per Unit

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors is a useful performance measure for the investors of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2013	$1.1592	$1.1422	$1.1650
2014	$0.9493	$0.9696	$0.9398

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2013	$1.1212	$1.1038	$1.1249
2014	$0.9091	$0.9277	$0.8984

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2013	$1.2170	$1.2007	$1.2262

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2013	$1.1807	$1.1637	$1.1874
2014	$0.9708	$0.9919	$0.9617

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2013	$1.4338	$1.4145	$1.4446
2014	$1.1920	$1.2189	$1.1830

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2013	$1.2031	$1.1876	$1.2136
2014	$1.0096	$1.0333	$1.0036

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.
2013	$1.0611	$1.0468	$1.0691
2014	$0.8821	$0.9021	$0.8755

Liquidity and Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash. The Net Asset Value of the Fund’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential might increase. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice prior to the first of every month.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the three months ended March 31, 2014, Fund capital decreased 16.86% from $113,835,996 to $94,643,824.  This decrease was attributable to the net loss from operations of $5,443,172, coupled with the redemption of 18,097,396 Redeemable Units resulting in an outflow of $18,549,212.  The cash outflow was offset with cash inflow of $4,800,212 due to subscriptions of 5,202,521 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on the Fund’s treatment of fair value, see Financial Statements Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts. A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration. The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded. Contracts may be settled in physical form or cash settled depending upon the contract. Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction. These amounts are considered restricted cash on the Fund’s Statements of Financial Condition. Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits. When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations. The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

Interest Rates and Income

The Fund currently earns interest based on the prevailing federal funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each member is individually responsible for reporting income or loss based on such member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to March 31, 2014

January 1, 2014 to March 31, 2014

The Fund experienced a net trading loss of $4,370,805 before brokerage commissions and related fees in the first quarter of 2014. The Fund’s profits were primarily attributable to interest rates and agriculture sectors posting profits. The currency, metals, energy and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The top performing individual markets fell in January within the fixed income sectors.   The Fund’s strategy entered January with a small net long bias to the sector and added to this over the course of the month, benefitting from the flight out of risk assets into the safe haven of fixed income. Profits were posted to the Fund in the middle of the quarter. The Fund’s small net long bias was maintained steadily through February. Losses were posted to the Fund at the end of the quarter.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter as wheat continued its decline falling during January. Profits were posted to the Fund in the middle of the quarter as drought conditions in Brazil helped push the agricultural sector higher, including soybeans which were one of the top performing markets for the strategy. Profits were posted to the Fund at the end of the quarter. The crops sector reacted to a bullish report from the U.S.D.A., particularly for soybeans and corn, while risks in Ukraine also impacted wheat, pushing prices higher.

The currency sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the first quarter as the U.S. dollar, as measured by the Dollar Index, rose in January.  Looking across individual currency pairs, the Australian dollar and the Euro both weakened vs. U.S. dollar while the Japanese yen strengthened.  In aggregate the sector detracted from performance in January with many moves representing a reversal of recent trends. Losses were posted to the Fund in the middle of the quarter as the U.S. dollar, as measured by the Dollar Index, fell in February as most developed market currencies, Euro, British pound, Australian dollar and the Japanese yen rose against the U.S. dollar. The Fund held a net long bias to the U.S. dollar and although performance varied across currency pairs, the FX sector detracted from performance in aggregate. Profits were posted to the Fund at the end of the quarter. In currency markets the U.S. dollar was modestly stronger, as the Dollar index increased in March. In developed markets the Euro weakened against the dollar, as did the British pound. The Japanese yen also weakened while the Australian dollar strengthened.  In emerging markets the Brazilian real and Russian ruble both strengthened, respectively. The FX sector was the largest positive contributor to performance in aggregate, as persistent trends were identified and captured.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter as gold regained some of its safe haven status, up in January, while industrial metals tended to fall on weaker growth and demand expectations.  Losses were posted to the Fund in the middle of the quarter. Precious metals continued the trend from January with prices rising, on aggregate, while industrial metals were more subdued and registered small price gains as a group. Profits were posted to the Fund at the end of the quarter. Fears of a slowdown in Chinese growth caused a t sell-off in the copper market and gold prices falling in March on reduced demand for the safe haven asset.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The energy complex was generally lower in January, with the exception of natural gas where the cold winter weather resulted in higher demand in the U.S.  With the Fund’s strategy holding net long exposure to the sector, the general price fall in the sector resulted in it detracting from performance. Profits were posted to the Fund in the middle of the quarter. In February, cold weather conditions in the U.S. lifted natural gas and heating oil prices. Crude oil prices resumed an upward move in February after recent price consolidation, with West Texas Intermediate rising. Losses were posted to the Fund at the end of the quarter. An overall long bias was maintained in the energy sector in March, though reduced physical demand for crude oil and a modest sale of stocks by the U.S. limited any price reaction to the geopolitical risks linked to Russia. Natural gas prices fell back in March as forecasts predicted warming weather trends.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The equity sector detracted from performance as markets retreated from their year-end highs.  In response to these market moves the Fund cut risk exposure to the sector.  While the most significant price moves were seen in the Nikkei, other major indices such as the S&P 500, EuroStoxx and FTSE also experienced falls. Profits were posted to the Fund in the middle of the quarter. The equity sector provided the largest contribution to performance in February.   Long positioning of the Fund’s strategy benefitted from the strong equity markets, as investor risk appetite returned and the recent focus on emerging market concerns faded. Losses were posted to the Fund at the end of the quarter as equity sector returns were mixed and demonstrated few persistent trends.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Securities Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2014 and 2013 the Fund’s average Month-end Net Asset Value was approximately $104,256,419 and $167,984,090, respectively.

March 31, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$2,989,441	2.87%	$3,420,214	$2,740,913
Currencies	3,648,102	3.50%	4,173,786	3,344,816
Energy	645,077	0.62%	738,032	591,449
Interest Rates	1,679,838	1.61%	1,921,899	1,540,184
Metals	446,422	0.43%	510,750	409,308
Stock Indices	2,933,198	2.81%	3,355,866	2,689,346
Total	$12,342,078	11.84%	$14,120,547	$11,316,016

March 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$450,291	0.27%	$498,084	$396,946
Currencies	1,112,477	0.66%	1,230,553	980,685
Energy	1,727,640	1.03%	1,911,008	1,522,971
Interest Rates	12,247,048	7.29%	13,546,928	10,796,175
Metals	289,075	0.17%	319,757	254,829
Stock Indices	3,264,983	1.94%	3,611,522	2,878,190

Total	$19,091,514	11.36%	$21,117,852	$16,829,796

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLI

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are typically immaterial.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2014, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries can materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take futures positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2014. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of March 31, 2014.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance

The Fund holds the vast majority of its U.S. dollars in cash at MLPF&S and MLI. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended March 31, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-14	$8,910	9,004	$0.9896
Feb-14	—	—	0.9493
Mar-14	43,785	45,158	0.9696
Apr-14	—	—	0.9398

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-14	$1,028,000	1,083,816	$0.9485
Feb-14	926,000	1,018,590	0.9091
Mar-14	1,506,000	1,623,370	0.9277
Apr-14	1,364,000	1,518,255	0.8984

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-14	$30,000	29,653	$1.0117
Feb-14	25,000	25,752	0.9708
Mar-14	—	—	0.9919
Apr-14	33,000	34,314	0.9617

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$1.2410
Feb-14	$—	—	$1.1920
Mar-14	$—	—	$1.2189
Apr-14	$—	—	$1.1830

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$1.0503
Feb-14	—	—	1.0096
Mar-14	—	—	1.0333
Apr-14	—	—	1.0036

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-14	$32,035	34,882	$0.9184
Feb-14	$61,000	69,153	$0.8821
Mar-14	$1,139,482	1,263,143	$0.9021
Apr-14	$93,000	106,225	$0.8755

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 2.5%. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to any sales commissions.

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

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: May 15, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)