Form 10-Q
period 2014-06-30
ML BlueTrend FuturesAccess LLC
filed 2014-08-14
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014 79,977,220 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31 ,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $11,198,225 for 2014 and $15,660,472 for 2013)	$90,157,639	$122,942,320
Unrealized profit on open futures contracts	3,055,712	4,777,527
Unrealized profit on open forwards contracts	1,209,499	557,548
Cash	500,601	435,336
Other assets	2,731	126

TOTAL ASSETS	$94,926,182	$128,712,857

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$15,457	$30,519
Sponsor and Advisory fees payable	219,530	290,564
Redemptions payable	4,635,905	13,556,748
Unrealized loss on open futures contracts	153,783	193,597
Unrealized loss on open forwards contracts	1,297,939	535,473
Other liabilities	234,998	269,960

Total liabilities	6,557,612	14,876,861

MEMBERS’ CAPITAL:
Members’ Interest (79,977,220 Units and 105,581,313 Units outstanding; unlimited Units authorized)	88,368,570	113,835,996
Total members’ capital	88,368,570	113,835,996

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$94,926,182	$128,712,857

NET ASSET VALUE PER UNIT:

Class A	$1.0252	$0.9896
Class C	$0.9776	$0.9485
Class I	$1.0501	$1.0117
Class DS	$1.2953	$1.2410
Class DT	$1.1017	$1.0503
Class M	$0.9586	$0.9184

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
TRADING PROFIT (LOSS):

Realized, net	$8,609,507	$(13,219,524)	$6,742,857	$(4,833,160)
Change in unrealized, net	711,639	(8,375,294)	(1,792,516)	(6,679,961)
Brokerage commissions	(136,152)	(225,902)	(314,110)	(411,786)

Total trading profit (loss), net	9,184,994	(21,820,720)	4,636,231	(11,924,907)

INVESTMENT INCOME (EXPENSE):
Interest, net	2,089	(227)	1,887	2,677

EXPENSES:
Management fee	448,965	759,894	953,162	1,571,388
Sponsor fee	228,968	219,003	470,198	415,873
Performance fee	—	(1,375,754)	—	49,399
Other	143,078	111,213	291,858	228,500
Total expenses	821,011	(285,644)	1,715,218	2,265,160

NET INVESTMENT INCOME (LOSS)	(818,922)	285,417	(1,713,331)	(2,262,483)

NET INCOME (LOSS)	$8,366,072	$(21,535,303)	$2,922,900	$(14,187,390)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,415,477	6,684,343	5,065,245	6,091,189
Class C	34,556,209	24,737,519	35,608,515	22,894,286
Class D	—	13,223,171	—	13,167,992
Class I	2,916,818	8,801,194	3,581,348	8,377,495
Class DS	31,420,540	56,382,611	35,362,106	59,831,550
Class DT	11,943,328	17,901,529	12,519,226	18,812,830
Class M	4,391,741	4,345,572	4,363,073	3,883,343

Net income (loss) per weighted average Unit
Class A	$0.0855	$(0.1542)	$0.0208	$(0.1274)
Class C	$0.0787	$(0.1539)	$0.0248	$(0.1279)
Class D	—	$(0.1509)	$—	$(0.1023)
Class I	$0.0896	$(0.1538)	$0.0126	$(0.1164)
Class DS	$0.1105	$(0.1791)	$0.0330	$(0.1026)
Class DT	$0.0978	$(0.1481)	$0.0444	$(0.0837)
Class M	$0.0845	$(0.1383)	$0.0376	$(0.1152)

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 and 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital June 30, 2014

Class A	5,151,202	1,965,959	(484,035)	6,633,126	6,205,276	80,426	(2,252,874)	4,032,828
Class C	20,843,339	6,876,884	(1,942,552)	25,777,671	36,389,842	6,240,467	(11,744,120)	30,886,189
Class D*	12,141,337	1,457,214	(1,126,139)	12,472,412	—	—	—	—
Class I	7,588,652	1,515,614	(394,771)	8,709,495	4,423,168	89,719	(2,056,120)	2,456,767
Class DS	66,823,225	—	(11,337,661)	55,485,564	40,760,743	—	(13,783,991)	26,976,752
Class DT	20,416,399	—	(2,979,042)	17,437,357	13,436,067	—	(2,664,602)	10,771,465
Class M	2,879,028	1,549,963	—	4,428,991	4,366,217	2,949,196	(2,462,194)	4,853,219

Total Members’ Units	135,843,182	13,365,634	(18,264,200)	130,944,616	105,581,313	9,359,808	(34,963,901)	79,977,220

*Units fully redeemed as of December 31, 2013.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 and 2013

(unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2014
Class A	$5,767,104	$2,267,580	$(532,249)	$(776,186)	$6,726,249	$6,141,004	$79,020	$(2,191,019)	$105,335	$4,134,340
Class C	22,589,572	7,637,274	(2,120,274)	(2,929,172)	25,177,400	34,513,938	5,748,000	(10,951,899)	884,033	30,194,072
Class D*	14,253,597	1,773,429	(1,317,357)	(1,347,726)	13,361,943	—	—	—	—	—
Class I	8,650,463	1,765,910	(431,124)	(974,908)	9,010,341	4,474,756	88,000	(2,028,155)	45,162	2,579,763
Class DS	92,418,971	—	(16,253,643)	(6,136,872)	70,028,456	50,584,682	—	(16,810,993)	1,167,930	34,941,619
Class DT	23,677,970	—	(3,570,392)	(1,575,343)	18,532,235	14,111,529	—	(2,801,343)	556,456	11,866,642
Class M	2,946,759	1,637,250	—	(447,183)	4,136,826	4,010,087	2,671,517	(2,193,454)	163,984	4,652,134

Total Members’ Capital	$170,304,436	$15,081,443	$(24,225,039)	$(14,187,390)	$146,973,450	$113,835,996	$8,586,537	$(36,976,863)	$2,922,900	$88,368,570

*Units fully redeemed as of December 31, 2013.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9398	$0.8984	$0.9617	$1.1830	$1.0036	$0.8755

Net realized and net change in unrealized trading profit(loss)	0.0969	0.0926	0.0992	0.1222	0.1038	0.0904
Brokerage commissions	(0.0014)	(0.0014)	(0.0014)	(0.0018)	(0.0015)	(0.0013)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0101)	(0.0120)	(0.0094)	(0.0081)	(0.0042)	(0.0060)

Net asset value, end of period	$1.0252	$0.9776	$1.0501	$1.2953	$1.1017	$0.9586

Total Return: (a) (d)

Total return before Performance fees	9.08%	8.81%	9.19%	9.49%	9.77%	9.49%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	9.08%	8.81%	9.19%	9.49%	9.77%	9.49%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.04%	1.30%	0.94%	0.66%	0.41%	0.66%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.04%	1.30%	0.94%	0.66%	0.41%	0.66%

Net investment income (loss)	-1.04%	-1.29%	-0.94%	-0.66%	-0.40%	-0.66%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9896	$0.9485	$1.0117	$1.2410	$1.0503	$0.9184

Net realized and net change in unrealized trading profit(loss)	0.0584	0.0556	0.0598	0.0738	0.0628	0.0546
Brokerage commissions	(0.0030)	(0.0029)	(0.0031)	(0.0038)	(0.0032)	(0.0028)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0198)	(0.0236)	(0.0183)	(0.0157)	(0.0082)	(0.0116)

Net asset value, end of period	$1.0252	$0.9776	$1.0501	$1.2953	$1.1017	$0.9586

Total Return: (a) (d)

Total return before Performance fees	3.59%	3.07%	3.80%	4.37%	4.89%	4.37%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	3.59%	3.07%	3.80%	4.37%	4.89%	4.37%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	2.05%	2.55%	1.85%	1.29%	0.79%	1.29%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.05%	2.55%	1.85%	1.29%	0.79%	1.29%

Net investment income (loss)	-2.05%	-2.55%	-1.85%	-1.29%	-0.79%	-1.29%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1650	$1.1249	$1.2262	$1.1874	$1.4446	$1.2136	$1.0691

Net realized and net change in unrealized trading profit(loss)	(0.1485)	(0.1431)	(0.1566)	(0.1514)	(0.1845)	(0.1552)	(0.1366)
Brokerage commissions	(0.0015)	(0.0015)	(0.0016)	(0.0016)	(0.0019)	(0.0016)	(0.0014)
Interest income, net (b)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0010)	(0.0036)	0.0033	0.0001	0.0039	0.0060	0.0029

Net asset value, end of period	$1.0140	$0.9767	$1.0713	$1.0345	$1.2621	$1.0628	$0.9340

Total Return: (a) (d)

Total return before Performance fees	-13.75%	-13.96%	-13.42%	-13.66%	-13.42%	-13.20%	-13.42%
Performance fees	0.79%	0.79%	0.79%	0.79%	0.79%	0.76%	0.79%
Total return after Performance fees	-12.96%	-13.17%	-12.63%	-12.87%	-12.63%	-12.44%	-12.63%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	0.93%	1.17%	0.56%	0.83%	0.56%	0.31%	0.56%
Performance fees	-0.84%	-0.84%	-0.84%	-0.84%	-0.84%	-0.82%	-0.84%
Expenses (including Performance fees)	0.09%	0.33%	-0.28%	-0.01%	-0.28%	-0.51%	-0.28%

Net investment income (loss)	-0.08%	-0.33%	0.28%	0.02%	0.28%	0.51%	0.28%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1196	$1.0838	$1.1740	$1.1399	$1.3830	$1.1598	$1.0235

Net realized and net change in unrealized trading profit(loss)	(0.0814)	(0.0783)	(0.0862)	(0.0831)	(0.1016)	(0.0856)	(0.0752)
Brokerage commissions	(0.0028)	(0.0027)	(0.0029)	(0.0028)	(0.0035)	(0.0029)	(0.0026)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0214)	(0.0261)	(0.0136)	(0.0195)	(0.0158)	(0.0085)	(0.0117)

Net asset value, end of period	$1.0140	$0.9767	$1.0713	$1.0345	$1.2621	$1.0628	$0.9340

Total Return: (a) (d)

Total return before Performance fees	-9.52%	-9.98%	-8.84%	-9.34%	-8.84%	-8.38%	-8.84%
Performance fees	-0.07%	-0.07%	-0.07%	-0.07%	-0.07%	-0.16%	-0.07%
Total return after Performance fees	-9.59%	-10.05%	-8.91%	-9.41%	-8.91%	-8.54%	-8.91%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.88%	2.38%	1.13%	1.68%	1.13%	0.64%	1.13%
Performance fees	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.07%	-0.02%
Expenses (including Performance fees)	1.86%	2.36%	1.11%	1.66%	1.11%	0.71%	1.11%

Net investment income (loss)	-1.86%	-2.36%	-1.12%	-1.66%	-1.12%	-0.70%	-1.12%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios are not annualized.

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors. Although redemption terms vary among FuturesAccess Funds, generally the same minimum investment amounts, fees and other operational criteria apply across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2014 and December 31, 2013 and the results of its operations for the three and six month periods ended June 30, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material. Certain prior year information has been reclassed to conform to current year presentation.

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2014 and December 31, 2013 are as follows:

June 30, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	62	$(229,393)	-0.26%	(314)	$199,622	0.23%	$(29,771)	-0.03%	September 2014 - December 2014
Currencies-Forwards*	121,659,466	903,166	1.02%	(128,509,559)	(991,606)	-1.12%	(88,440)	-0.10%	September 2014
Energy	431	692,690	0.78%	—	—	0.00%	692,690	0.78%	July 2014 - October 2014
Interest rates	3,369	1,571,561	1.78%	(18)	(2,523)	0.00%	1,569,038	1.78%	September 2014 - June 2018
Metals	388	755,955	0.86%	(280)	(789,072)	-0.89%	(33,117)	-0.03%	July 2014 - October 2014
Stock indices	1,206	402,729	0.46%	(156)	300,360	0.34%	703,089	0.80%	July 2014 - October 2014

Total		$4,096,708	4.64%		$(1,283,219)	-1.44%	$2,813,489	3.20%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	213	$(235,914)	-0.21%	(592)	$493,766	0.43%	$257,852	0.22%	March 2014
Currencies-Forwards*	171,782,264	(535,473)	-0.47%	(169,909,285)	557,548	0.49%	22,075	0.02%	March 2014
Energy	601	236,523	0.21%	(2)	(170)	0.00%	236,353	0.21%	January 2014 - April 2014
Interest rates	1,130	(627,061)	-0.55%	(837)	414,227	0.36%	(212,834)	-0.19%	March 2014 - December 2017
Metals	482	842,393	0.74%	(541)	(1,080,178)	-0.95%	(237,785)	-0.21%	January 2014 - April 2014
Stock indices	1,946	4,118,179	3.62%	(364)	422,165	0.37%	4,540,344	3.99%	January 2014 - April 2014

Total		$3,798,647	3.34%		$807,358	0.70%	$4,606,005	4.04%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into the process for determining fair values.

The Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using observable prices of investments with similar characteristics and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forwards and certain futures contracts.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,055,712	$3,126,624	$(70,912)	$—
Forwards	1,209,499	—	1,209,499	—
	$4,265,211	$3,126,624	$1,138,587	$—

Liabilities
Futures	$153,783	$153,783	$—	$—
Forwards	1,297,939	—	1,297,939	—
	$1,451,722	$153,783	$1,297,939	$—

June 30, 2014	$2,813,489	$2,972,841	$(159,352)	$—

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$4,777,527	$5,157,197	$(379,670)	$—
Forwards	557,548	—	557,548	—
	$5,335,075	$5,157,197	$177,878	$—

Liabilities
Futures	$193,597	$193,597	$—	$—
Forwards	535,473	—	535,473	—
	$729,070	$193,597	$535,473	$—

December 31, 2013	$4,606,005	$4,963,600	$(357,595)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods presented. There were no transfers to or from any level during the three or six month periods ended June 30, 2014 or the year ended December 31, 2013.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in unrealized gain or loss on futures or forwards contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2014 and 2013:

	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$138,801	$585,036
Currencies	68,483	(401,198)
Energy	1,477,104	(918,855)
Interest rates	5,234,846	7,563,075
Metals	(339,696)	(1,186,136)
Stock indices	2,741,608	(691,581)

Total, net	$9,321,146	$4,950,341

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(1,304,481)	$(2,154,981)
Currencies	(4,879,232)	(3,668,229)
Energy	(5,427,771)	(6,210,360)
Interest rates	(11,531,145)	(13,515,120)
Metals	2,979,455	2,881,863
Stock indices	(1,431,644)	11,153,706

Total, net	$(21,594,818)	$(11,513,121)

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

5.    RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June

30, 2014, the rate was 0.02%.  The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2014, and 2013 amounted to $4,656 and $8,421, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2014, and 2013 amounted to $10,270 and $16,949, respectively, of which $2,990 and $4,635 was payable to the Transfer Agent as of June 30, 2014 and December 31, 2013, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.   SUBSEQUENT EVENTS

In respect to the Fund’s Trading Advisor, effective as of July 1, 2014, BlueCrest Capital Management LLP was restructured from an English-incorporated limited liability partnership to a Guernsey-domiciled company, BlueCrest Capital Management Limited. On July 31, 2014, with effect from July 1, 2014, the Fund, MLAI, BlueCrest Capital Management LLP and BlueCrest Capital Management Limited entered into a Novation and Amendment Agreement with respect to the Advisory Agreement.

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no other subsequent events that require adjustments to, or disclosure in, the financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2013	$1.1592	$1.1422	$1.1650	$1.1837	$1.1087	$1.0140
2014	$0.9493	$0.9696	$0.9398	$0.9455	$1.0023	$1.0252

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2013	$1.1212	$1.1038	$1.1249	$1.1421	$1.0687	$0.9767
2014	$0.9091	$0.9277	$0.8984	$0.9031	$0.9565	$0.9776

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2013	$1.2170	$1.2007	$1.2262	$1.2475	$1.1698	$1.0713

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2013	$1.1807	$1.1637	$1.1874	$1.2068	$1.1307	$1.0345
2014	$0.9708	$0.9919	$0.9617	$0.9678	$1.0263	$1.0501

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2013	$1.4338	$1.4145	$1.4446	$1.4696	$1.3781	$1.2621
2014	$1.1920	$1.2189	$1.1830	$1.1915	$1.2647	$1.2953

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2013	$1.2031	$1.1876	$1.2136	$1.2355	$1.1595	$1.0628
2014	$1.0096	$1.0333	$1.0036	$1.0118	$1.0748	$1.1017

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2013	$1.0611	$1.0468	$1.0691	$1.0876	$1.0199	$0.9340
2014	$0.8821	$0.9021	$0.8755	$0.8818	$0.9360	$0.9586

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice prior to the first of every month. The Net Asset Value of redeemed

Units is determined as of the Redemption Date.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the six month period ended June 30, 2014, Fund capital decreased 22.37% from $113,835,996 to $88,368,570.  This decrease was attributable to the net income from operations of $2,922,900, coupled with the redemption of 34,963,901 Redeemable Units resulting in an outflow of $36,976,863.  The cash outflow was offset with cash inflow of $8,586,537 due to subscriptions of 9,359,808 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to June 30, 2014

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

April 1, 2014 to June 30, 2014

The Fund experienced a net trading profit of $9,321,146 before brokerage commissions and related fees in the second quarter of 2014. The Fund’s profits were primarily attributable to interest rates, stock indices, energy, agriculture and currency sectors posting profits. The metals sector posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April the U.S. Federal Reserve, European Central Bank, Bank of England and Bank of Japan all kept key interest rates unchanged. Peripheral yields in Europe continued to fall, and economic data improved modestly, but inflation remained low and medium-term inflation expectations also looked to have drifted lower. Profits were posted to the Fund in the middle of the quarter as the short term interest rates sector benefitted from the general strength of fixed income markets. Profits were posted to the Fund at the end of the quarter. In June the short term interest rate sector detracted slightly from performance, however this was more than offset by the positive contribution from the bond sector.

The stock indices sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to price drops in stocks linked to the technology area. Long positioning was maintained in the equity sector during April, though with a reduced delta. Benchmark indices saw diverse returns, with muted performance in the S&P500 and Nasdaq; the Nikkei recorded loss; and the FTSE 100 recorded gain. Profits were posted to the Fund in the middle of the quarter. In May the equities sector was a strong contributor to performance, with long positions benefitting from a widespread rally across benchmark contracts. Profits were posted to the Fund at the end of the quarter. In June equity indices around the globe showed diverse performance, for example the S&P 500 and the Nikkei indices, while the FTSE and EuroStoxx indices fell. The Fund maintained a long bias to the equity sector through June.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April the energy sector was relatively range-bound, while natural gas was lifted by production issues arising in key supply areas. Profits were posted to the Fund in the middle of the quarter due to oil prices moving higher. Profits were posted to the Fund at the end of the quarter due to a strong contribution in performance from RBOB gasoline.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April the agricultural sector was active as prices of the benchmark contracts rose on higher than expected demand figures, adding to gains for corn, wheat and soybeans. Profits were posted to the Fund in the middle of the quarter. Losses were posted to the Fund at the end of the quarter. The crop sector detracted from returns as several markets, such as soybeans, saw sharp price movements.  Soybean prices had largely held in the same range over the past few months, but then broke lower after data from the USDA showed high levels of planting and stockpiles.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the U.S. dollar being weaker, as several developed market currencies appreciated versus the dollar. In April the currency sector saw mixed returns, with prices of some major markets moving sideways or reversing the existing trends. The more difficult individual markets, detracting from performance, included NZD-USD and USD-JPY which both represented reversals of existing trends. The switch to overall net short positioning in U.S. dollar indicated a flexible response to broader market movements as the U.S. Dollar index (DXY) fell toward the end of April. Profits were posted to the Fund in the middle of the quarter. In May the U.S. dollar strengthened. Profits were posted to the Fund at the end of the quarter due to a strong individual contributor, NZD-USD, which having fallen in May rallied in June.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. In April the metals sector was relatively range-bound. Metal prices generally recovered from the losses of March. Losses were posted to the Fund in the middle of the quarter as gold was particularly weak as it lost ground in connection with a stronger dollar and rising risk appetites in general. Losses were posted to the Fund at the end of the quarter.

January 1, 2013 to June 30, 2013

January 1, 2013 to March 31, 2013

The Fund experienced a net trading profit of $10,081,697 before brokerage commissions and related fees in the first quarter of 2013. The Fund’s profits were primarily attributable to the stock indices and the currency sectors posting profits. The metals, energy, agriculture and interest rate sectors posted losses.

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

April 1, 2013 to June 30, 2013

The Fund experienced a net trading loss of $21,594,818 before brokerage commissions and related fees in the second quarter of 2013. The Fund’s profits were primarily attributable to the metals sector posting profits. The agriculture, stock indices, currency, energy and interest rate sectors posted losses.

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

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. In FX markets, the broad Dollar Index continued to fall in April.  The Japanese yen continued to weaken however; the Euro reversed recent moves and strengthened.  In combination, moves in the FX markets resulted in the sector delivering a small negative performance contribution. Losses were posted to the Fund in the middle of the quarter. In FX markets, the broad Dollar Index reversed recent moves and rose in May.  The Japanese yen continued to weaken (U.S. dollar-Japanese yen up 3.1%), however, the intra-month move was more substantial having weakened almost 6% to mid-month before recovering slightly. In combination, moves in the FX markets resulted in the sector delivering a negative performance contribution. Losses were posted to the Fund at the end of the quarter. Aggregate moves in the currency space resulted in a negative contribution from the sector.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2014 and 2013 the Fund’s average Month-end Net Asset Value was approximately $98,047,402 and $164,119,971, respectively.

		June 30, 2014
	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$2,336,153	2.38%	$3,420,214	$1,137,530
Currencies	2,896,843	2.95%	4,173,786	1,450,305
Energy	1,109,476	1.13%	1,911,421	591,449
Interest Rates	2,682,064	2.74%	4,474,454	1,540,184
Metals	315,729	0.32%	510,750	125,076
Stock Indices	1,646,225	1.68%	3,355,866	242,835

Total	$10,986,490	11.20%	$17,846,491	$5,087,379

		June 30, 2013
	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$447,151	0.27%	$704,627	$176,099
Currencies	2,201,441	1.34%	5,221,722	980,685
Energy	1,337,359	0.81%	1,911,008	375,620
Interest Rates	9,480,940	5.78%	13,546,928	2,663,166
Metals	786,724	0.48%	2,038,240	254,829
Stock Indices	2,663,752	1.62%	3,611,522	818,015

Total	$16,917,367	10.30%	$27,034,047	$5,268,414

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

The following were the primary trading risk exposures of the Fund as of June 30, 2014, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2014. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of June 30, 2014.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge BlueCrest to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that BlueCrest has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring BlueCrest with the market risk controls being applied by BlueCrest itself.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended June 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-14	$8,910	9,004	$0.9896
Feb-14	—	—	0.9493
Mar-14	43,785	45,158	0.9696
Apr-14	—	—	0.9398
May-14	—	—	0.9455
Jun-14	26,325	26,264	1.0023
Jul-14	—	—	1.0252

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-14	$1,028,000	1,083,816	$0.9485
Feb-14	926,000	1,018,590	0.9091
Mar-14	1,506,000	1,623,370	0.9277
Apr-14	1,364,000	1,518,255	0.8984
May-14	492,000	544,790	0.9031
Jun-14	432,000	451,646	0.9565
Jul-14	59,000	60,352	0.9776

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-14	$30,000	29,653	$1.0117
Feb-14	25,000	25,752	0.9708
Mar-14	—	—	0.9919
Apr-14	33,000	34,314	0.9617
May-14	—	—	0.9678
Jun-14	—	—	1.0263
Jul-14	—	—	1.0501

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$1.2410
Feb-14	—	—	1.1920
Mar-14	—	—	1.2189
Apr-14	—	—	1.1830
May-14	—	—	1.1915
Jun-14	—	—	1.2647
Jul-14	—	—	1.2953

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$1.0503
Feb-14	—	—	1.0096
Mar-14	—	—	1.0333
Apr-14	—	—	1.0036
May-14	—	—	1.0118
Jun-14	—	—	1.0748
Jul-14	—	—	1.1017

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-14	$32,035	34,882	$0.9184
Feb-14	61,000	69,153	0.8821
Mar-14	1,139,482	1,263,143	0.9021
Apr-14	93,000	106,225	0.8755
May-14	575,000	652,075	0.8818
Jun-14	771,000	823,718	0.9360
Jul-14	—	—	0.9586

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)