Form 10-Q
period 2014-09-30
ML BlueTrend FuturesAccess LLC
filed 2014-11-14
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-53794

ML BLUETREND FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	26-2581977
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

250 Vesey Street, 11th Floor

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

609-274-5838

(Registrant’s telephone number, including area code)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center

250 Vesey Street, 11th Floor

New York, New York 10080

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

As of September 30, 2014, 77,348,423 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31 ,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $8,484,934 for 2014 and $15,660,472 for 2013)	$85,510,918	$122,942,320
Unrealized profit on open futures contracts	3,849,386	7,484,356
Unrealized profit on open forwards contracts	3,522,938	557,548
Cash	427,908	435,336
Other assets	—	126

TOTAL ASSETS	$93,311,150	$131,419,686

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$14,370	$30,519
Sponsor and Advisory fees payable	202,609	290,564
Redemptions payable	940,296	13,556,748
Unrealized loss on open futures contracts	2,492,723	2,900,426
Unrealized loss on open forwards contracts	4,462,491	535,473
Other liabilities	208,332	269,960

Total liabilities	8,320,821	17,583,690

MEMBERS’ CAPITAL:
Members’ Interest (77,348,423 Units and 105,581,313 Units outstanding; unlimited Units authorized)	84,990,329	113,835,996
Total members’ capital	84,990,329	113,835,996

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$93,311,150	$131,419,686

NET ASSET VALUE PER UNIT:

Class A	$1.0191	$0.9896
Class C	$0.9694	$0.9485
Class I	$1.0449	$1.0117
Class DS	$1.2924	$1.2410
Class DT	$1.1020	$1.0503
Class M	$0.9565	$0.9184

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
TRADING PROFIT (LOSS):

Realized, net	$2,829,486	$(3,320,311)	$9,572,343	$(8,153,471)
Change in unrealized, net	(2,396,379)	1,127,094	(4,188,895)	(5,552,867)
Brokerage commissions	(103,480)	(189,445)	(417,590)	(601,231)

Total trading profit (loss), net	329,627	(2,382,662)	4,965,858	(14,307,569)

INVESTMENT INCOME (EXPENSE):
Interest, net	1,964	394	3,851	3,071

EXPENSES:
Management fee	406,830	710,860	1,359,992	2,282,248
Sponsor fee	207,986	244,151	678,184	660,024
Performance fee	—	—	—	49,399
Other	119,624	110,146	411,482	338,646
Total expenses	734,440	1,065,157	2,449,658	3,330,317

NET INVESTMENT INCOME (LOSS)	(732,476)	(1,064,763)	(2,445,807)	(3,327,246)

NET INCOME (LOSS)	$(402,849)	$(3,447,425)	$2,520,051	$(17,634,815)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,000,006	7,097,989	4,710,166	6,426,789
Class C	30,444,152	32,213,472	33,887,060	26,000,681
Class D*	—	11,986,674	—	12,774,219
Class I	2,456,768	8,793,629	3,206,488	8,516,206
Class DS	26,384,475	54,256,771	32,369,562	57,973,290
Class DT	10,504,400	17,364,873	11,847,618	18,330,178
Class M	5,137,245	6,422,305	4,621,130	4,729,664

Net income (loss) per weighted average Unit
Class A	$(0.0058)	$(0.0248)	$0.0174	$(0.1482)
Class C	$(0.0088)	$(0.0261)	$0.0182	$(0.1450)
Class D*	—	$(0.0230)	$—	$(0.1271)
Class I	$(0.0052)	$(0.0245)	$0.0101	$(0.1398)
Class DS	$(0.0029)	$(0.0270)	$0.0337	$(0.1311)
Class DT	$0.0003	$(0.0200)	$0.0472	$(0.1049)
Class M	$(0.0052)	$(0.0195)	$0.0297	$(0.1211)

*Units fully redeemed as of December 31, 2013.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2012	Subscriptions	Redemptions	September 30, 2013	December 31, 2013	Subscriptions	Redemptions	September 30, 2014

Class A	5,151,202	2,977,085	(806,826)	7,321,461	6,205,276	80,426	(2,356,466)	3,929,236
Class C	20,843,339	17,121,976	(3,782,505)	34,182,810	36,389,842	6,745,178	(13,828,647)	29,306,373
Class D*	12,141,337	1,457,214	(2,583,353)	11,015,198	—	—	—	—
Class I	7,588,652	1,805,061	(705,961)	8,687,752	4,423,168	89,719	(2,105,496)	2,407,391
Class DS	66,823,225	1,591,224	(19,265,979)	49,148,470	40,760,743	—	(14,922,090)	25,838,653
Class DT	20,416,399	489,464	(4,851,687)	16,054,176	13,436,067	—	(3,182,128)	10,253,939
Class M	2,879,028	3,925,098	(161,077)	6,643,049	4,366,217	4,108,122	(2,861,508)	5,612,831

Total Members’ Units	135,843,182	29,367,122	(32,157,388)	133,052,916	105,581,313	11,023,445	(39,256,335)	77,348,423

*Units fully redeemed as of December 31, 2013.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2012	Subscriptions	Redemptions	(Loss)	September 30, 2013	December 31, 2013	Subscriptions	Redemptions	(Loss)	September 30, 2014

Class A	$5,767,104	$3,278,852	$(853,169)	$(952,329)	$7,240,458	$6,141,004	$79,020	$(2,297,780)	$81,988	$4,004,232
Class C	22,589,572	17,540,836	(3,880,851)	(3,770,784)	32,478,773	34,513,938	6,245,000	(12,968,181)	617,614	28,408,371
Class D*	14,253,597	1,773,429	(2,851,804)	(1,623,198)	11,552,024	—	—	—	—	—
Class I	8,650,463	2,060,395	(745,990)	(1,190,698)	8,774,170	4,474,756	88,000	(2,079,748)	32,419	2,515,427
Class DS	92,418,971	2,008,284	(26,103,126)	(7,601,865)	60,722,264	50,584,682	—	(18,281,835)	1,091,084	33,393,931
Class DT	23,677,970	520,202	(5,530,582)	(1,923,306)	16,744,284	14,111,529	—	(3,371,266)	559,662	11,299,925
Class M	2,946,759	3,847,708	(147,885)	(572,635)	6,073,947	4,010,087	3,803,517	(2,582,445)	137,284	5,368,443

Total Members’ Capital	$170,304,436	$31,029,706	$(40,113,407)	$(17,634,815)	$143,585,920	$113,835,996	$10,215,537	$(41,581,255)	$2,520,051	$84,990,329

*Units fully redeemed as of December 31, 2013.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0252	$0.9776	$1.0501	$1.2953	$1.1017	$0.9586

Net realized and net change in unrealized trading profit(loss)	0.0055	0.0052	0.0056	0.0069	0.0059	0.0051
Brokerage commissions	(0.0012)	(0.0012)	(0.0012)	(0.0015)	(0.0013)	(0.0011)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0104)	(0.0122)	(0.0096)	(0.0083)	(0.0043)	(0.0061)

Net asset value, end of period	$1.0191	$0.9694	$1.0449	$1.2924	$1.1020	$0.9565

Total Return: (a) (d)

Total return before Performance fees	-0.59%	-0.84%	-0.49%	-0.22%	0.03%	-0.22%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-0.59%	-0.84%	-0.49%	-0.22%	0.03%	-0.22%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.01%	1.26%	0.91%	0.64%	0.39%	0.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.01%	1.26%	0.91%	0.64%	0.39%	0.64%

Net investment income (loss) (e)	-1.01%	-1.26%	-0.91%	-0.64%	-0.39%	-0.64%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9896	$0.9485	$1.0117	$1.2410	$1.0503	$0.9184

Net realized and net change in unrealized trading profit(loss)	0.0638	0.0609	0.0654	0.0807	0.0687	0.0597
Brokerage commissions	(0.0042)	(0.0040)	(0.0043)	(0.0053)	(0.0045)	(0.0039)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0001	0.0000	0.0000
Expenses	(0.0301)	(0.0360)	(0.0279)	(0.0241)	(0.0125)	(0.0177)

Net asset value, end of period	$1.0191	$0.9694	$1.0449	$1.2924	$1.1020	$0.9565

Total Return: (a) (d)

Total return before Performance fees	2.98%	2.20%	3.28%	4.14%	4.93%	4.14%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	2.98%	2.20%	3.28%	4.14%	4.93%	4.14%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	3.06%	3.82%	2.76%	1.93%	1.18%	1.93%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	3.06%	3.82%	2.76%	1.93%	1.18%	1.93%

Net investment income (loss) (e)	-3.06%	-3.81%	-2.76%	-1.93%	-1.17%	-1.93%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0140	$0.9767	$1.0713	$1.0345	$1.2621	$1.0628	$0.9340

Net realized and net change in unrealized trading profit(loss)	(0.0144)	(0.0139)	(0.0152)	(0.0147)	(0.0179)	(0.0151)	(0.0133)
Brokerage commissions	(0.0013)	(0.0012)	(0.0013)	(0.0013)	(0.0016)	(0.0013)	(0.0012)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0094)	(0.0114)	(0.0061)	(0.0086)	(0.0071)	(0.0034)	(0.0052)

Net asset value, end of period	$0.9889	$0.9502	$1.0487	$1.0099	$1.2355	$1.0430	$0.9143

Total Return: (a) (d)

Total return before Performance fees	-2.48%	-2.72%	-2.11%	-2.38%	-2.11%	-1.86%	-2.11%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-2.48%	-2.72%	-2.11%	-2.38%	-2.11%	-1.86%	-2.11%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	0.95%	1.20%	0.57%	0.85%	0.57%	0.32%	0.57%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.32%	0.57%

Net investment income (loss) (e)	-0.95%	-1.20%	-0.57%	-0.85%	-0.57%	-0.32%	-0.57%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1196	$1.0838	$1.1740	$1.1399	$1.3830	$1.1598	$1.0235

Net realized and net change in unrealized trading profit(loss)	(0.0958)	(0.0921)	(0.1014)	(0.0978)	(0.1195)	(0.1007)	(0.0884)
Brokerage commissions	(0.0040)	(0.0039)	(0.0043)	(0.0041)	(0.0050)	(0.0042)	(0.0037)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0309)	(0.0376)	(0.0196)	(0.0281)	(0.0230)	(0.0119)	(0.0171)

Net asset value, end of period	$0.9889	$0.9502	$1.0487	$1.0099	$1.2355	$1.0430	$0.9143

Total Return: (a) (d)

Total return before Performance fees	-11.76%	-12.42%	-10.76%	-11.50%	-10.76%	-10.09%	-10.76%
Performance fees	-0.07%	-0.07%	-0.07%	-0.07%	-0.07%	-0.16%	-0.07%
Total return after Performance fees	-11.83%	-12.49%	-10.83%	-11.57%	-10.83%	-10.25%	-10.83%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	2.83%	3.57%	1.71%	2.53%	1.71%	0.96%	1.71%
Performance fees	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	0.07%	-0.02%
Expenses (including Performance fees)	2.81%	3.55%	1.69%	2.51%	1.69%	1.03%	1.69%

Net investment income (loss) (e)	-2.81%	-3.55%	-1.69%	-2.51%	-1.69%	-1.02%	-1.69%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Bluetrend FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. BlueCrest Capital Management Limited (the “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor trades the BlueTrend Program (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2014 and December 31, 2013 and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2014 and December 31, 2013 are as follows:

September 30, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	25	$(73,311)	-0.09%	(590)	$1,511,271	1.78%	$1,437,960	1.69%	November 2014 - December 2014
Currencies-Forwards*	157,529,499	(4,415,054)	-5.19%	(173,125,188)	3,475,501	4.09%	(939,553)	-1.10%	December 2014
Energy	142	(242,019)	-0.28%	(91)	373,314	0.44%	131,295	0.16%	October 2014 - January 2015
Interest rates	2,973	149,805	0.18%	(20)	88	0.00%	149,893	0.18%	December 2014 - September 2018
Metals	253	(1,067,147)	-1.26%	(403)	1,101,974	1.30%	34,827	0.04%	October 2014 - January 2015
Stock indices	766	(266,202)	-0.31%	(194)	(131,110)	-0.15%	(397,312)	-0.46%	October 2014 - January 2015

Total		$(5,913,928)	-6.95%		$6,331,038	7.46%	$417,110	0.51%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	213	$(235,914)	-0.21%	(592)	$493,766	0.43%	$257,852	0.22%	March 2014
Currencies-Forwards*	171,782,264	(535,473)	-0.47%	(169,909,285)	557,548	0.49%	22,075	0.02%	March 2014
Energy	601	236,523	0.21%	(2)	(170)	0.00%	236,353	0.21%	January 2014 - April 2014
Interest rates	1,130	(627,061)	-0.55%	(837)	414,227	0.36%	(212,834)	-0.19%	March 2014 - December 2017
Metals	482	842,393	0.74%	(541)	(1,080,178)	-0.95%	(237,785)	-0.21%	January 2014 - April 2014
Stock indices	1,946	4,118,179	3.62%	(364)	422,165	0.37%	4,540,344	3.99%	January 2014 - April 2014

Total		$3,798,647	3.34%		$807,358	0.70%	$4,606,005	4.04%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The fair value measurement guidance established by U.S. GAAP is a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,849,386	$3,089,727	$759,659	$—
Forwards	3,522,938	—	3,522,938	—
	$7,372,324	$3,089,727	$4,282,597	$—

Liabilities
Futures	$2,492,723	$1,401,491	$1,091,232	$—
Forwards	4,462,491	—	4,462,491	—
	$6,955,214	$1,401,491	$5,553,723	$—

September 30, 2014	$417,110	$1,688,236	$(1,271,126)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$7,484,356	$6,397,283	$1,087,073	$—
Forwards	557,548	—	557,548	—
	$8,041,904	$6,397,283	$1,644,621	$—

Liabilities
Futures	$2,900,426	$1,433,683	$1,466,743	$—
Forwards	535,473	—	535,473	—
	$3,435,899	$1,433,683	$2,002,216	$—

December 31, 2013	$4,606,005	$4,963,600	$(357,595)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods presented. There were no transfers to or from any level during the three or nine month periods ended September 30, 2014 or the year ended December 31, 2013.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2014 and 2013:

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$1,966,280	$2,551,316
Currencies	498,396	97,197
Energy	(2,444,660)	(3,363,514)
Interest rates	1,453,891	9,016,966
Metals	4,332	(1,181,804)
Stock indices	(1,045,132)	(1,736,713)

Total, net	$433,107	$5,383,448

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(381,506)	$(2,536,487)
Currencies	(2,332,459)	(6,000,688)
Energy	(862,592)	(7,072,952)
Interest rates	913,975	(12,601,144)
Metals	(2,768,839)	113,024
Stock indices	3,238,204	14,391,909

Total, net	$(2,193,217)	$(13,706,338)

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

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of the Trading Advisor’s monitoring, with the market risk controls being applied by the Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with

BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

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

5.    RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2014, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2014, and 2013 amounted to $4,355 and $8,243, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2014, and 2013 amounted to $14,625 and $25,192, respectively, of which $2,840 and $4,635 was payable to the Transfer Agent as of September 30, 2014 and December 31, 2013, respectively.

Brokerage Commissions, Interest and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.   SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Month-End Net Asset Value Per Unit

MLAI believes that the Net Asset Value used to calculate subscription and redemption values and to report performance to investors is a useful performance measure for the investors of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2013	$1.1592	$1.1422	$1.1650	$1.1837	$1.1087	$1.0140	$1.0030	$0.9942	$0.9889
2014	$0.9493	$0.9696	$0.9398	$0.9455	$1.0023	$1.0252	$0.9999	$1.0480	$1.0191

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2013	$1.1212	$1.1038	$1.1249	$1.1421	$1.0687	$0.9767	$0.9653	$0.9560	$0.9502
2014	$0.9091	$0.9277	$0.8984	$0.9031	$0.9565	$0.9776	$0.9527	$0.9977	$0.9694

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2013	$1.2170	$1.2007	$1.2262	$1.2475	$1.1698	$1.0713	$1.0610	$1.0530	$1.0487

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2013	$1.1807	$1.1637	$1.1874	$1.2068	$1.1307	$1.0345	$1.0237	$1.0150	$1.0099
2014	$0.9708	$0.9919	$0.9617	$0.9678	$1.0263	$1.0501	$1.0246	$1.0742	$1.0449

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2013	$1.4338	$1.4145	$1.4446	$1.4696	$1.3781	$1.2621	$1.2500	$1.2406	$1.2355
2014	$1.1920	$1.2189	$1.1830	$1.1915	$1.2647	$1.2953	$1.2649	$1.3275	$1.2924

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2013	$1.2031	$1.1876	$1.2136	$1.2355	$1.1595	$1.0628	$1.0535	$1.0464	$1.0430
2014	$1.0096	$1.0333	$1.0036	$1.0118	$1.0748	$1.1017	$1.0768	$1.1309	$1.1020

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2013	$1.0611	$1.0468	$1.0691	$1.0876	$1.0199	$0.9340	$0.9251	$0.9181	$0.9143
2014	$0.8821	$0.9021	$0.8755	$0.8818	$0.9360	$0.9586	$0.9361	$0.9824	$0.9565

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice prior to the first of every month. The Net Asset Value of redeemed Units is determined as of the Redemption Date.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

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

For the nine month period ended September 30, 2014, Fund capital decreased 25.34% from $113,835,996 to $84,990,329.  This decrease was attributable to the net income from operations of $2,520,051, coupled with the redemption of 39,256,335 Redeemable Units resulting in an outflow of $41,581,255.  The cash outflow was offset with cash inflow of $10,215,537 due to subscriptions of 11,023,445 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts. A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration. The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded. Contracts may be settled in physical form or cash settled depending upon the contract. Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction. These amounts are considered restricted cash on the Fund’s Statements of Financial Condition. Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss). When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations. The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2011.

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

January 1, 2014 to September 30, 2014

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

July 1, 2014 to September 30, 2014

The Fund experienced a net trading profit of $433,107 before brokerage commissions and related fees in the third quarter of 2014. The Fund’s profits were primarily attributable to the agriculture, interest rate, currency and metal sectors posting profits. The stock indices and energy sectors posted losses.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. The crops sector was a positive contributor as, having switched to a short bias, it was correctly positioned to benefit from the continued declines in prices, such as falling corn and wheat prices.  Profits were posted to the Fund in the middle of the quarter. Profits were posted to the Fund at the end of the quarter. The crops sector contributed strongly as short positioning benefitted from a resumption of the downward trend that had developed in benchmark markets in the summer.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter as yields generally fell in Europe. Performance in the short term interest rate sector was influenced by changes in expectations of future rate changes, and detracted from performance. Profits were posted to the Fund in the middle of the quarter. The Fund maintained its long positioning across many fixed income markets during August and benefitted as yields fell (prices rose), particularly in the developed markets where many benchmark yields fell, such as the German 10Y yield and the German 2Y yield. Losses were posted to the Fund at the end of the quarter. The Trading Program reduced its long positioning across many fixed income markets during September, but the initial positions led to modest losses at the start of the month as yields rose (prices fell), particularly in the U.S.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to weakening of several emerging market currencies. The EUR-USD and NZD-USD both experienced monthly declines. Profits were posted to the Fund in the middle of the quarter. The currency sector contributed positively to performance. The U.S. dollar generally strengthened against many major currencies, including the Euro, Japanese yen and New Zealand dollar but weakened slightly against the Australian dollar. Losses were posted to the Fund at the end of the quarter. The currency sector contributed negatively to performance, as the accelerating movement in U.S. dollar strength led to losses in some currency pairs, including both AUD and NZD versus U.S. dollar.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. In July the metals sector contributed small positive gains as base metal prices modestly extended recent gains. Losses were posted to the Fund in the middle of the quarter. The metals sector detracted slightly with varied price movements across markets. Profits were posted to the Fund at the end of the quarter.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. The Fund saw a small gain coming from the equity sector, where it maintained a long bias through July. The exposure was trimmed towards July month end as many developed market indices lost ground in moves triggered by poor economic data and flaring of geopolitical concerns. Profits were posted to the Fund in the middle of the quarter as a long bias in the equity sector was maintained, and slightly increased through August. This benefitted the Trading Program as many equity markets recovered ground lost in July, and some such as the S&P 500, which broke through the 2000 level, reached new highs; though differentiation was still observed as a number of markets, notably in Asia, did not participate in the broader move. Losses were posted to the Fund at the end of the quarter.  A long bias in the equity sector was significantly reduced over September, and implemented broadly across geographies, helping to protect against the price falls that occurred across a number of markets.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter.  This was driven by two of the worst performing individual markets in July: WTI Crude and Gasoline RBOB. The crude oil and distillate markets reversed the previously established positive trend on improved supply estimates, despite the ongoing geopolitical tensions; this prompted a marked reduction in the Trading Program’s risk allocated to the sector. Losses were posted to the Fund in the middle of the quarter. Long positioning in energies, particularly gasoline and crude oil, caused losses as price falls were extended through August on renewed supply availability and fears of economic weakness inducing lower demand.  Losses were posted to the Fund at the end of the quarter.

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

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. A consequence of the risk-on rally that benefitted the equity sector in January was that fixed income markets retreated, with both bond futures and short term interest rate futures falling. This price movement was against the long positions held by the Trading Program and resulted in the fixed income sectors being the largest detractors from performance; these sectors also contained the three worst performing markets over the period as well. In response to these falls in price, the Trading Program substantially reduced position sizes within both the bond and short term interest rate sectors. Profits were posted to the Fund in the middle of the quarter. In response to the weaker European data and concerns over the economic environment in both Europe and the U.S., global fixed income markets tended to reflect lower interest rates in February. This benefitted the Trading Program’s net long positions in both bond and short term interest rate futures. Profits were posted to the Fund at the end of the quarter and the Trading Program maintained its net long positions in both the bond and short term interest rate futures. European and UK 10Y bond futures rose, while the moves in the U.S. and Japanese 10Y bond futures were slightly more muted. Price movements in the short term interest rate sector were less consistent and led to the sector detracting slightly from performance.

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

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter as the downward price trends in both base and precious metals reversed. Gold recovered from June’s lows, up in July, while copper was fairly range-bound finishing the July up. Both of these moves were against the short bias that the Trading Program held in the sector, which consequently detracted from returns. Losses were posted to the Fund in the middle of the quarter. Gold continued the rally that started in July and copper, which peaked intra-month fell back at the end of August. These price moves were against the Trading Program’s short bias that it held at the beginning of August and despite switching to a long bias, the sector still detracted from returns. Losses were posted to the Fund at the end of the quarter. Gold prices fell in September despite having surged after the U.S. Federal Reserve did not initiate tapering of its QE program. Having held a long bias in the metal sector at the beginning of September, a position had reversed by month end. The sector detracted from the Fund’s performance.

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

The Fund, under the direction of the Trading Advisor, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category. For the nine month periods ended September 30, 2014 and 2013 the Fund’s average Month-end Net Asset Value was approximately $94,260,526 and $158,582,596, respectively.

September 30, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$2,355,611	2.50%	$3,420,214	$1,137,530
Currencies	2,394,078	2.54%	4,173,786	1,269,667
Energy	1,044,946	1.11%	1,911,421	591,449
Interest Rates	2,559,797	2.72%	4,474,454	1,540,184
Metals	247,435	0.26%	510,750	101,357
Stock Indices	1,695,899	1.80%	3,355,866	242,835

Total	$10,297,766	10.93%	$17,846,491	$4,883,022

September 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$497,239	0.31%	$704,627	$176,099
Currencies	2,068,070	1.30%	5,221,722	980,685
Energy	1,424,314	0.90%	1,911,008	375,620
Interest Rates	8,406,821	5.30%	13,546,928	2,663,166
Metals	1,969,125	1.24%	4,713,461	254,829
Stock Indices	1,795,419	1.13%	3,611,522	50,542

Total	$16,160,988	10.18%	$29,709,268	$4,500,941

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following are the primary trading risk exposures of the Fund by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, which are often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following are the primary non-trading risk exposures of the Fund.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

The Trading Program seeks to achieve long-term appreciation in the value of its assets and to maintain an exceptional risk/return ratio by focusing on continuous research and development.  The Fund’s portfolio construction is regularly reviewed with a view to achieving its goal of delivering returns while maintaining diversity.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended September 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-14	$8,910	9,004	$0.9896
Feb-14	—	—	0.9493
Mar-14	43,785	45,158	0.9696
Apr-14	—	—	0.9398
May-14	—	—	0.9455
Jun-14	26,325	26,264	1.0023
Jul-14	—	—	1.0252
Aug-14	—	—	0.9999
Sep-14	—	—	1.0480
Oct-14	—	—	1.0191

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-14	$1,028,000	1,083,816	$0.9485
Feb-14	926,000	1,018,590	0.9091
Mar-14	1,506,000	1,623,370	0.9277
Apr-14	1,364,000	1,518,255	0.8984
May-14	492,000	544,790	0.9031
Jun-14	432,000	451,646	0.9565
Jul-14	59,000	60,352	0.9776
Aug-14	113,000	118,610	0.9527
Sep-14	325,000	325,749	0.9977
Oct-14	39,000	40,231	0.9694

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-14	$30,000	29,653	$1.0117
Feb-14	25,000	25,752	0.9708
Mar-14	—	—	0.9919
Apr-14	33,000	34,314	0.9617
May-14	—	—	0.9678
Jun-14	—	—	1.0263
Jul-14	—	—	1.0501
Aug-14	—	—	1.0246
Sep-14	—	—	1.0742
Oct-14	—	—	1.0449

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$1.2410
Feb-14	—	—	1.1920
Mar-14	—	—	1.2189
Apr-14	—	—	1.1830
May-14	—	—	1.1915
Jun-14	—	—	1.2647
Jul-14	—	—	1.2953
Aug-14	—	—	1.2649
Sep-14	—	—	1.3275
Oct-14	897,445	694,402	1.2924

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$1.0503
Feb-14	—	—	1.0096
Mar-14	—	—	1.0333
Apr-14	—	—	1.0036
May-14	—	—	1.0118
Jun-14	—	—	1.0748
Jul-14	—	—	1.1017
Aug-14	—	—	1.0768
Sep-14	—	—	1.1309
Oct-14	114,917	104,280	1.1020

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-14	$32,035	34,882	$0.9184
Feb-14	61,000	69,153	0.8821
Mar-14	1,139,482	1,263,143	0.9021
Apr-14	93,000	106,225	0.8755
May-14	575,000	652,075	0.8818
Jun-14	771,000	823,718	0.9360
Jul-14	—	—	0.9586
Aug-14	132,000	141,011	0.9361
Sep-14	1,000,000	1,017,915	0.9824
Oct-14	—	—	0.9565

(1) Beginning of the month Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)