Form 10-K
period 2014-12-31
ML BlueTrend FuturesAccess LLC
filed 2015-03-20
CIK 1471270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

As of February 28, 2015 Units of limited liability company interest with an aggregate Net Asset Value of $89,680,642 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2014 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2014, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML BLUETREND FUTURESACCESS LLC

ANNUAL REPORT FOR 2014 ON FORM 10-K

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

BlueCrest Capital Management LLP was the trading advisor for the Fund at the beginning of 2014.  Effective as of July 1, 2014 BlueCrest Capital Management LLP was restructured from an English-incorporated limited liability partnership to a Guernsey-domiciled company, BlueCrest Capital Management Limited. Effective as of January 1, 2015 Systematica Investments Limited replaced BlueCrest Capital Management Limited as the trading advisor (the “Trading Advisor”) for the Fund.  The Trading Advisor trades the BlueTrend Program (the “Trading Program”) for the Fund. BlueCrest Capital Management Limited (the “Former Trading Advisor”) transferred assets and liabilities to Systematica Investments Limited (the “New Trading Advisor”).  The Former Trading Advisor and the New Trading Advisor have informed MLAI that this restructuring was undertaken as a result of the Former Trading Advisor’s spinning off the Trading Program into a separate advisory firm.

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

The Trading Advisor is registered under the Investment Advisers Act of 1940. The Trading Advisor may delegate any of its duties and obligations under the Advisory Agreement to any of its duly appointed sub-investment managers (each a “Trading Advisor Subsidiary”), including, but not limited to, Systematica Investments Jersey Limited; provided that the Trading Advisor shall act in good faith and shall exercise reasonable skill and care in the selection, use and monitoring of the Trading Advisor Subsidiary. The Trading Advisor Subsidiary may sub-delegate any of its duties and obligations to any of its duly appointed sub-investment managers, including, but not limited to: (i) BlueCrest Capital Management Guernsey L.P.  (operating solely through its Geneva branch); (ii) BlueCrest Capital Management (Singapore) Pte. Ltd.; and (iii) Systematica Investments GP Limited, as general partner of Systematica Investments Guernsey LP (operating solely through its Geneva branch).

The Trading Program is a systematic trend follower.  The Trading Program focuses on daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, F/X, energy, metals, agriculturals and soft commodities.  See “Trading Advisor’s Trading Program,” below.

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

As of December 31, 2014, the Net Asset Value of the Fund was $86,519,327.  As of December 31, 2014, the Net Asset Value per Unit was $1.0634 for Class A, $1.0089 for Class C, $1.0914 for Class I, $1.3536 for Class DS, $1.1571 for Class DT and $1.0018 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net asset Value per units for Class A was $1.2738 (April 30, 2011) and the lowest was $0.9398 (March 31, 2014).  The highest month-end Net Asset Value per Unit for Class C was $1.2538 (April 30, 2011) and the lowest was $0.8984 (March 31, 2014).  The highest month-end Net Asset Value per Unit for Class D was $1.3027 (April 30, 2011) and the lowest was $1.0221 (August 31, 2009).  The highest month-end Net Asset Value per Unit for Class I was $1.2883 (April 30, 2011) and the lowest was $0.9617 (March 31, 2014). The highest month-end Net Asset Value per Unit for Class DS was $1.5347 (April 30, 2011) and the lowest was $1.0408 (September 30, 2008). The highest month-end Net Asset Value per Unit for Class DT was $1.2688 (April 30, 2011) and the lowest was $1.0036 (March 31, 2014). The highest month-end Net Asset Value per Unit for Class M was $1.0876 (April 30, 2013) and the lowest was $0.8755 (March 31, 2014).

The Net Asset Value of the Fund is generally calculated in accordance with generally accepted accounting principles (“GAAP”). However, the Fund’s Limited Liability Company Operating Agreement allows the Sponsor to depart from GAAP in calculating the Fund’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if the Sponsor determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors.  The Sponsor may depart from GAAP in calculating the Fund’s Net Asset Value for these purposes if, for example, it determines that application of GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but the Sponsor determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that the Sponsor departs from GAAP in calculating the Fund’s Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Fund’s audited financial statements will continue to be determined in accordance with GAAP.

(b)                             Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The Fund and MLAI are parties to an Advisory Agreement with the Trading Advisor. The Advisory Agreement will continue in effect until December 31, 2015.  Thereafter, the Advisory agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 120 days’ notice to the other party. The Advisory Agreement may, however, be terminated at any time pursuant to any of the following: (i) the Trading Advisor may terminate the advisory agreement upon 90 days’ notice in the event that the Trading Advisor independently determines not to pursue, for any accounts, the trading strategy in which the Trading Advisor engages on behalf of the Fund; and (ii) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after due notice and an opportunity to cure.  The Advisory Agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program is a systematic trend follower, but its decision-making inputs are technical.  The Trading Advisor aims to apply scientific techniques to the analysis and modeling of markets.  The Fund trades daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, F/X, energy, metals, agriculturals and soft commodities.

The Trading Program’s systematic trading team combines research/model development, implementation and execution functions. The Fund’s portfolio construction is regularly reviewed.

The trading strategy utilized by the Fund is a systematic trading model.  Capital allocation decisions between the models, between the markets within a model and individual buy and sell decisions within such markets are made on a systematic basis using quantitative analysis.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2014 fiscal year

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Fund are currency forwards.  MLI is the only counterparty to these forward contracts.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Trading Advisor to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below under “Cash Management and Interest”.

Markets

The Trading Advisor applies its proprietary systems to a broadly-diversified portfolio of futures and forward markets pursuant to their BlueTrend Program.  The Trading Program may trade in the following markets:  CBOT, CME, EUREX, IME, LME, LIFFE, MATIF, ME, MEFF, NYMEX, NZFOE, SFE, SIMEX, TIFFE, TSE and may expand to include trading in other markets.  The Fund trades daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, F/X, energy, metals, agricultural and soft commodities.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated —may differ from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2014 and 2013 are as follows:

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	237	$(197,940)	-0.23%	(280)	$(49,009)	-0.06%	$(246,949)	-0.29%	March 2015
Currencies-Forwards*	79,830,267	(490,902)	-0.57%	(112,103,635)	1,174,327	1.36%	683,425	0.79%	March 2015
Energy	—	—	0.00%	(101)	614,270	0.71%	614,270	0.71%	January 2015 - April 2015
Interest rates	3,925	1,658,552	1.92%	—	—	0.00%	1,658,552	1.92%	March 2015 - December 2018
Metals	332	(1,654,290)	-1.91%	(407)	1,332,879	1.54%	(321,411)	-0.37%	January 2015 - April 2015
Stock indices	870	847,057	0.98%	(171)	(415,100)	-0.48%	431,957	0.50%	January 2015 - April 2015

Total		$162,477	0.19%		$2,657,367	3.07%	$2,819,844	3.26%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	213	$(235,914)	-0.21%	(592)	$493,766	0.43%	$257,852	0.22%	March 2014
Currencies-Forwards*	171,782,264	(535,473)	-0.47%	(169,909,285)	557,548	0.49%	22,075	0.02%	March 2014
Energy	601	236,523	0.21%	(2)	(170)	0.00%	236,353	0.21%	January 2014 - April 2014
Interest rates	1,130	(627,061)	-0.55%	(837)	414,227	0.36%	(212,834)	-0.19%	March 2014 - December 2017
Metals	482	842,393	0.74%	(541)	(1,080,178)	-0.95%	(237,785)	-0.21%	January 2014 - April 2014
Stock indices	1,946	4,118,179	3.62%	(364)	422,165	0.37%	4,540,344	3.99%	January 2014 - April 2014

Total		$3,798,647	3.34%		$807,358	0.70%	$4,606,005	4.04%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

As of December 31, 2014 the Fund employed $10,300,030 and $3,531,291 as initial margin to support futures and forward positions, respectively, representing approximately 11.24% and 3.85%, respectively, of the Fund’s total assets as of such date.

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

•                        pledged as collateral to MLI for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

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

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLI, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLI, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$531,241	0.57%	$475,775	0.31%	$555,699	0.26%
Sponsor fees	882,045	0.95%	937,658	0.62%	729,287	0.34%
Management fees	1,770,108	1.92%	2,951,301	1.95%	4,156,778	1.92%
Performance fees	—	0.00%	49,399	0.03%	102,552	0.05%
Total	$3,183,394	3.44%	$4,414,133	2.91%	$5,544,316	2.57%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Assets during 2014, 2013 and 2012 equaled $92,425,259, $151,678,934 and $216,845,969, respectively.

During 2014, the interest income of the Fund was $3,304, or approximately 0.00% of the Fund’s average month-end Net Asset Values During 2013, the interest income of the Fund was $2,577, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2012, the interest expense for the Fund was $8,831, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2014, 2013 and 2012 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $7.04, $6.64 and $6.35, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

The Fund charges Sponsor fees on the month-end Net Asset Value equal to 1.5% for Class A Units, 2.5% for Class C Units, and 1.1% for Class I Units. Class D, Class DS, Class DT and Class M Units do not pay Sponsor fees. No Sponsor Fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

Merrill Lynch International Bank (“MLI”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purposes of generally accepted accounting principles.

MLI (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLI or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Trading Advisor and MLAI	Performance fees

The Fund pays a 25% annual performance fee to the Trading Advisor with respect to all Classes of Units. The performance fee is calculated based on any increase in the aggregate Net Asset Value of the Classes of Units subject to the same rate of performance fees (“Class Group”), taken together, in excess of the Class Group’s highest Net Asset Value as of any previous December 31, after adjustment for subscriptions and the performance fee then paid (“High Water Mark”). The performance fee is also paid on net redemptions, and the High Water Mark is proportionately reduces. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

Trading Advisor and MLAI	Management fees

The Fund pays monthly management fees to the Trading Advisor based on the month-end Net Asset Value of the Fund (prior to the reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). With respect to calendar year 2014, the management fee rate is 2.0% per year for all Classes of Units, except for

Class DT Units which is charged a 1.0% annual rate. With respect to calendar year 2015, the monthly management fee percentage has been changed to 1.5% per annum for all Classes Units, except for Class DT Units which remains at 1.0% per annum. With respect to calendar year 2014, the Trading Advisor has agreed to share 50% of its management fees with MLAI, other than in respect of Class DT Units. With respect to calendar year 2015, this fee sharing arrangement has changed, and the Trading Advisor has agreed to share with MLAI an amount equal to 0.65% of the gross asset value attributable to the Units issued by the Fund, excluding Class DT Units. The Trading Advisor fee sharing arrangement with MLAI is in order to defray costs in connection with and in consideration of BAC providing certain administrative and operational support for the Fund.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the Commodity Exchange Act (“CEA”), but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

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

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets, including by trading in F/X forward contracts.  Prospective investors must recognize that F/X forward trading takes place in unregulated markets, rather than on futures exchanges or swap execution facilities, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses. A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties to forwards generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the CFTC now regulates non-deliverable forwards as swaps, including deliverable forwards where the parties do not take delivery.  Although non-deliverable forwards are not currently required to be executed in regulated markets, such as futures exchanges or swap execution facilities, this may change in the future. See “Regulatory Changes Could Restrict the Fund’s Operations” in this section below.

Dodd-Frank amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit forward trading to less than that which the Sponsor would otherwise recommend, to the possible detriment of the Fund.

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

The Fund’s investments in uncleared OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although derivatives traded on regulated exchanges or execution facilities are subject to risk of failure of the exchange or facility on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

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

The aggregate capital committed to the managed futures sector in general is also near its all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary systematic and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  Those proposed speculative position limits were vacated by a United States District Court, but the CFTC has proposed a new set of speculative position limits which are not yet finalized.  If the current proposal is approved, the size or duration of positions available to the Fund may be further limited.

In addition, Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

The Sponsor is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The CFTC’s current position limit proposal would, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Sponsor hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors. Although the Sponsor may claim an exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearinghouse.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Fund has entered into a futures contract.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLI and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause the Sponsor to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

The Sponsor has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

The Sponsor’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

The Sponsor may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or MLI.  In addition, to the extent assets are held at entities other than MLPF&S and MLI, the Sponsor may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although the Sponsor believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Fund maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

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

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally commingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

Collateral for OTC Transactions.  Cash pledged as collateral with MLI or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges, cash margin for OTC trades is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  Only up to $250,000 held in non-interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds, such as the Fund from banks, dealers and other counterparties is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

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

Dodd-Frank includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing Dodd-Frank will ultimately require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or be submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market. Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, the Sponsor and/or the Fund’s counterparties to additional regulatory requirements. Certain of these regulatory requirements could affect the Fund, the Trading Advisor or the Sponsor directly, while others could impact the Fund, the Trading Advisor or the Sponsor indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens. These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also will require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated security, futures or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades are currently subject to these rules. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.

Although Dodd-Frank will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which will apply primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-EU counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with EU counterparties, which will require compliance by their non-EU counterparties in order to satisfy their own obligations under EMIR.  EU FCs or NFC+s which transact with a non-EU counterparty that would be classed as an FC or an NFC+ if it had been established in the EU will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorised central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the EU, although draft legislation covering various classes has been proposed.

Certain risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) have already been implemented through secondary measures, while others, such as the requirement to exchange collateral, are still being finalised.

The EU regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the EU.

It is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (the “BHCA”), and to regulation by the Board of Governors of the Federal Reserve System.  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York, 10080). MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units. Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of the last calendar day of each month (each a “Redemption Date”), upon submitting a redemption request by the “Subscription/Redemption Notice Date,” which is eight business days prior to the first of every month. The Net Asset Value of redeemed Units is determined as of the Redemption Date. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)                                 Holders:

As of December 31, 2014, there were 723 holders of Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-14	$8,910	9,004	$0.9896
Feb-14	—	—	0.9493
Mar-14	43,785	45,158	0.9696
Apr-14	—	—	0.9398
May-14	—	—	0.9455
Jun-14	26,325	26,264	1.0023
Jul-14	—	—	1.0252
Aug-14	—	—	0.9999
Sep-14	—	—	1.0480
Oct-14	—	—	1.0191
Nov-14	99,000	95,940	1.0319
Dec-14	—	—	1.0739
Jan-15	273,450	257,147	1.0634
Feb-15	—	—	1.1375

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-14	$1,028,000	1,083,816	$0.9485
Feb-14	926,000	1,018,590	0.9091
Mar-14	1,506,000	1,623,370	0.9277
Apr-14	1,364,000	1,518,255	0.8984
May-14	492,000	544,790	0.9031
Jun-14	432,000	451,646	0.9565
Jul-14	59,000	60,352	0.9776
Aug-14	113,000	118,610	0.9527
Sep-14	325,000	325,749	0.9977
Oct-14	39,000	40,231	0.9694
Nov-14	15,000	15,295	0.9807
Dec-14	283,000	277,506	1.0198
Jan-15	23,000	22,797	1.0089
Feb-15	20,000	18,548	1.0783

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-14	$30,000	29,653	$1.0117
Feb-14	25,000	25,752	0.9708
Mar-14	—	—	0.9919
Apr-14	33,000	34,314	0.9617
May-14	—	—	0.9678
Jun-14	—	—	1.0263
Jul-14	—	—	1.0501
Aug-14	—	—	1.0246
Sep-14	—	—	1.0742
Oct-14	—	—	1.0449
Nov-14	—	—	1.0583
Dec-14	—	—	1.1018
Jan-15	—	—	1.0914
Feb-15	—	—	1.1678

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$1.2410
Feb-14	—	—	1.1920
Mar-14	—	—	1.2189
Apr-14	—	—	1.1830
May-14	—	—	1.1915
Jun-14	—	—	1.2647
Jul-14	—	—	1.2953
Aug-14	—	—	1.2649
Sep-14	—	—	1.3275
Oct-14	897,445	694,402	1.2924
Nov-14	—	—	1.3103
Dec-14	286,215	209,635	1.3653
Jan-15	—	—	1.3536
Feb-15	—	—	1.4497

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$1.0503
Feb-14	—	—	1.0096
Mar-14	—	—	1.0333
Apr-14	—	—	1.0036
May-14	—	—	1.0118
Jun-14	—	—	1.0748
Jul-14	—	—	1.1017
Aug-14	—	—	1.0768
Sep-14	—	—	1.1309
Oct-14	114,917	104,280	1.1020
Nov-14	—	—	1.1182
Dec-14	49,212	42,203	1.1661
Jan-15	87,929	75,991	1.1571
Feb-15	—	—	1.2397

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-14	$32,035	34,882	$0.9184
Feb-14	61,000	69,153	0.8821
Mar-14	1,139,482	1,263,143	0.9021
Apr-14	93,000	106,225	0.8755
May-14	575,000	652,075	0.8818
Jun-14	771,000	823,718	0.9360
Jul-14	—	—	0.9586
Aug-14	132,000	141,011	0.9361
Sep-14	1,000,000	1,017,915	0.9824
Oct-14	—	—	0.9565
Nov-14	—	—	0.9697
Dec-14	—	—	1.0104
Jan-15	—	—	1.0018
Feb-15	100,000	93,205	1.0729

(1) Beginning of the month Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to upfront sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010

Trading profit (loss)
Realized, net	$11,851,426	$(11,727,253)	$7,099,428	$6,885,962	$36,984,257
Change in unrealized, net	(1,786,161)	383,129	(3,439,687)	(2,990,881)	11,539,144
Brokerage commissions	(530,630)	(815,030)	(886,130)	(940,971)	(880,901)
Total trading profit (loss)	9,534,635	(12,159,154)	2,773,611	2,954,110	47,642,500

INVESTMENT INCOME (EXPENSE):
Interest	3,304	2,577	(8,831)	10,526	(3,199)

EXPENSES:
Management fees	1,770,108	2,951,301	4,156,778	4,986,858	4,237,743
Performance fees	—	49,399	102,552	667	10,688,758
Sponsor fees	882,045	937,658	729,287	797,628	751,285
Other	531,241	475,775	555,699	593,820	649,724
Total Expenses	3,183,394	4,414,133	5,544,316	6,378,973	16,327,510

NET INVESTMENT INCOME (LOSS)	(3,180,090)	(4,411,556)	(5,553,147)	(6,368,447)	(16,330,709)

NET INCOME (LOSS)	$6,354,545	$(16,570,710)	$(2,779,536)	$(3,414,337)	$31,311,791

Balance Sheet Data	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Members’ Capital	$86,519,327	$113,835,996	$170,304,436	$255,706,929	$261,333,948
Net Asset Value per Series A Unit	1.0634	0.9896	1.1196	1.1479	1.1785
Net Asset Value per Series C Unit	1.0089	0.9485	1.0838	1.1223	1.1639
Net Asset Value per Series D Unit**	—	—	1.1740	1.1857	1.1993
Net Asset Value per Series I Unit	1.0914	1.0117	1.1399	1.1641	1.1904
Net Asset Value per Series DS Unit	1.3536	1.2410	1.3830	1.3968	1.4128
Net Asset Value per Series DT Unit	1.1571	1.0503	1.1598	1.1614	1.1650
Net Asset Value per Series M Unit*	1.0018	0.9184	1.0235	—	—

*Units issued on December 1, 2012.

**Units fully redeemed as of December 31, 2013.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.	Oct.	Nov.	Dec.
2010	$1.0328	$1.0669	$1.1277	$1.1575	$1.0771	$1.0787	$1.0816	$1.0775	$1.1152	$1.1493	$1.1128	$1.1785
2011	$1.1843	$1.2257	$1.2100	$1.2738	$1.2297	$1.1858	$1.2197	$1.1897	$1.1893	$1.1116	$1.1277	$1.1479
2012	$1.1585	$1.1711	$1.1262	$1.1600	$1.1557	$1.0951	$1.1603	$1.1581	$1.1546	$1.0966	$1.1077	$1.1196
2013	$1.1592	$1.1422	$1.1650	$1.1837	$1.1087	$1.0140	$1.0030	$0.9942	$0.9889	$1.0201	$1.0268	$0.9896
2014	$0.9493	$0.9696	$0.9398	$0.9455	$1.0023	$1.0252	$0.9999	$1.0480	$1.0191	$1.0319	$1.0739	$1.0634

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.	Oct.	Nov.	Dec.
2010	$1.0294	$1.0625	$1.1222	$1.1508	$1.0700	$1.0707	$1.0727	$1.0677	$1.1041	$1.1369	$1.1000	$1.1639
2011	$1.1687	$1.2085	$1.1920	$1.2538	$1.2095	$1.1652	$1.1976	$1.1671	$1.1658	$1.0887	$1.1035	$1.1223
2012	$1.1318	$1.1431	$1.0984	$1.1304	$1.1253	$1.0655	$1.1279	$1.1248	$1.1205	$1.0633	$1.0732	$1.0838
2013	$1.1212	$1.1038	$1.1249	$1.1421	$1.0687	$0.9767	$0.9653	$0.9560	$0.9502	$0.9793	$0.9849	$0.9485
2014	$0.9091	$0.9277	$0.8984	$0.9031	$0.9565	$0.9776	$0.9527	$0.9977	$0.9694	$0.9807	$1.0198	$1.0089

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.	Oct.	Nov.	Dec.
2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0221	$1.0693	$1.0723	$1.1395	$1.0750

2010	$1.0366	$1.0722	$1.1347	$1.1661	$1.0864	$1.0895	$1.0938	$1.0910	$1.1306	$1.1666	$1.1310	$1.1993
2011	$1.2067	$1.2504	$1.2359	$1.3027	$1.2592	$1.2157	$1.2521	$1.2228	$1.2239	$1.1454	$1.1634	$1.1857
2012	$1.1982	$1.2127	$1.1677	$1.2042	$1.2013	$1.1398	$1.2091	$1.2083	$1.2062	$1.1470	$1.1601	$1.1740
2013	$1.2170	$1.2007	$1.2262	$1.2475	$1.1698	$1.0713	$1.0610	$1.0530	$1.0487	$1.0831	$1.0916	$—

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.	Oct.	Nov.	Dec.
2010	$1.0394	$1.0741	$1.1357	$1.1660	$1.0854	$1.0874	$1.0907	$1.0869	$1.1253	$1.1601	$1.1236	$1.1904
2011	$1.1967	$1.2389	$1.2234	$1.2883	$1.2442	$1.2001	$1.2349	$1.2049	$1.2049	$1.1266	$1.1432	$1.1641
2012	$1.1752	$1.1884	$1.1432	$1.1779	$1.1739	$1.1128	$1.1794	$1.1775	$1.1744	$1.1158	$1.1275	$1.1399
2013	$1.1807	$1.1637	$1.1874	$1.2068	$1.1307	$1.0345	$1.0237	$1.0150	$1.0099	$1.0421	$1.0493	$1.0117
2014	$0.9708	$0.9919	$0.9617	$0.9678	$1.0263	$1.0501	$1.0246	$1.0742	$1.0449	$1.0583	$1.1018	$1.0914

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.	Oct.	Nov.	Dec.
2010	$1.2212	$1.2631	$1.3368	$1.3738	$1.2799	$1.2835	$1.2885	$1.2852	$1.3319	$1.3743	$1.3324	$1.4128
2011	$1.4216	$1.4731	$1.4560	$1.5347	$1.4834	$1.4322	$1.4750	$1.4405	$1.4419	$1.3494	$1.3706	$1.3968
2012	$1.4115	$1.4287	$1.3756	$1.4187	$1.4152	$1.3427	$1.4244	$1.4234	$1.4210	$1.3513	$1.3667	$1.3830
2013	$1.4338	$1.4145	$1.4446	$1.4696	$1.3781	$1.2621	$1.2500	$1.2406	$1.2355	$1.2760	$1.2860	$1.2410
2014	$1.1920	$1.2189	$1.1830	$1.1915	$1.2647	$1.2953	$1.2649	$1.3275	$1.2924	$1.3103	$1.3653	$1.3536

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.	Oct.	Nov.	Dec.
2010	n/a	$1.0350	$1.0960	$1.1271	$1.0508	$1.0543	$1.0592	$1.0571	$1.0962	$1.1318	$1.0980	$1.1650

2011	$1.1730	$1.2163	$1.2029	$1.2688	$1.2272	$1.1855	$1.2217	$1.1939	$1.1958	$1.1200	$1.1386	$1.1614
2012	$1.1743	$1.1893	$1.1461	$1.1827	$1.1805	$1.1210	$1.1900	$1.1899	$1.1886	$1.1313	$1.1451	$1.1598
2013	$1.2031	$1.1876	$1.2136	$1.2355	$1.1595	$1.0628	$1.0535	$1.0464	$1.0430	$1.0781	$1.0875	$1.0503
2014	$1.0096	$1.0333	$1.0036	$1.0118	$1.0748	$1.1017	$1.0768	$1.1309	$1.1020	$1.1182	$1.1661	$1.1571

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0235
2013	$1.0611	$1.0468	$1.0691	$1.0876	$1.0199	$0.9340	$0.9251	$0.9181	$0.9143	$0.9443	$0.9517	$0.9184
2014	$0.8821	$0.9021	$0.8755	$0.8818	$0.9360	$0.9586	$0.9361	$0.9824	$0.9565	$0.9697	$1.0104	$1.0018

ML BLUETREND FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions: $11,184,579

Current Capitalization:   $3,914,576

Worst Monthly Drawdown(2):  (8.54)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (26.22)%  (May 2011 — December 2014)

Net Asset Value per Unit for Class A, December 31, 2014:   $1.0634

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.07)%	3.54%	.92%	0.49%	(3.69)%
February	2.14	(1.47)	1.09	3.50	3.30
March	(3.07)	2.00	(3.83)	(1.28)	5.70
April	0.61	1.61	3.00	5.27	2.64
May	6.01	(6.34)	(0.37)	(3.46)	(6.95)
June	2.28	(8.54)	(5.24)	(3.57)	0.15
July	(2.47)	(1.08)	5.95	2.86	0.27
August	4.81	(0.88)	(0.19)	(2.46)	(0.38)
September	(2.76)	(0.53)	(0.30)	(0.03)	3.50
October	1.26	3.16	(5.02)	(6.53)	3.06
November	4.07	0.66	1.01	1.45	(3.18)
December	(0.98)	(3.62)	1.07	1.79	5.90
Compound Annual Rate of Return	7.46%	(11.61)%	(2.47)%	(2.60)%	9.89%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 6.34%.

ML BLUETREND FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $63,269,577

Current Capitalization:   $28,153,234

Worst Monthly Drawdown(2):  (8.61)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (28.35)%  (May 2011 — December 2014)

Net Asset Value per Unit for Class C, December 31, 2014:   $1.0089

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.15)%	3.45%	.85%	0.41%	(3.77)%
February	2.05	(1.55)	1.00	3.41	3.22
March	(3.16)	1.91	(3.91)	(1.37)	5.62
April	0.52	1.53	2.91	5.18	2.55
May	5.91	(6.43)	(0.45)	(3.53)	(7.02)
June	2.21	(8.61)	(5.31)	(3.66)	0.07
July	(2.55)	(1.17)	5.86	2.78	0.19
August	4.72	(0.96)	(0.28)	(2.55)	(0.47)
September	(2.84)	(0.61)	(0.38)	(0.11)	3.41
October	1.17	3.06	(5.10)	(6.61)	2.97
November	3.99	0.57	0.93	1.36	(3.25)
December	(1.07)	(3.70)	0.99	1.70	5.81
Compound Annual Rate of Return	6.37%	(12.48)%	(3.43)%	(3.57)%	8.80%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 0.89%.

ML BLUETREND FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $16,205,054

Current Capitalization:   $0

Worst Monthly Drawdown(2):  (8.42)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (19.50)%  (May 2011 — December 2013)

Net Asset Value per Unit for Class D, December 31, 2014:   $0.0000

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.66%	1.05%	0.62%	(3.57)%	0.00%
February	(1.34)	1.21	3.62	3.43	—
March	2.12	(3.71)	(1.16)	5.83	—
April	1.74	3.13	5.40	2.77	—
May	(6.23)	(0.24)	(3.34)	(6.83)	—
June	(8.42)	(5.12)	(3.45)	0.29	—
July	(0.96)	6.08	2.99	0.39	—
August	(0.75)	(0.07)	(2.34)	(0.26)	2.21
September	(0.41)	(0.18)	0.09	3.63	4.62
October	3.28	(4.91)	(6.41)	3.18	0.28
November	0.78	1.14	1.57	(3.05)	6.27
December	-3.49%	1.20	1.92	6.04	(5.66)
Compound Annual Rate of Return	(10.26)%	(.99)%	(1.13)%	11.56%	7.56%

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

ML BLUETREND FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:  $14,461,361

Current Capitalization:   $2,305,631

Worst Monthly Drawdown(2):  (8.51)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (25.35)%  (May 2011 — December 2014)

Net Asset Value per Unit for Class I, December 31, 2014:   $1.0914

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.04)%	3.58%	.95%	0.53%	(3.66)%
February	2.17	(1.44)	1.12	3.53	3.34
March	(3.04)	2.04	(3.80)	(1.25)	5.74
April	0.63	1.63	3.04	5.30	2.67
May	6.04	(6.31)	(0.34)	(3.42)	(6.91)
June	2.32	(8.51)	(5.20)	(3.54)	0.18
July	(2.43)	(1.04)	5.98	2.90	0.30
August	4.84	(0.85)	(0.16)	(2.43)	(0.35)
September	(2.73)	(0.50)	(0.27)	—	3.53
October	1.28	3.19	(4.99)	(6.50)	3.09
November	4.11	0.69	1.05	1.47	(3.15)
December	(0.94)	(3.58)	1.10	1.83	5.95
Compound Annual Rate of Return	7.88%	(11.25)%	(2.08)%	(2.21)%	10.33%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 9.14%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2008

Aggregate Subscriptions:   $160,536,270

Current Capitalization:   $35,135,941

Worst Monthly Drawdown(2):  (8.42)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (22.92)%  (May 2011 — December 2014)

Net Asset Value per Unit for Class DS, December 31, 2014:  $1.3536

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(3.95)%	3.67%	1.05%	0.62%	(3.57)%
February	2.26	(1.35)	1.22	3.62	3.43
March	(2.95)	2.13	(3.72)	(1.16)	5.83
April	0.72	1.73	3.13	5.41	2.77
May	6.14	(6.23)	(0.25)	(3.34)	(6.84)
June	2.42	(8.42)	(5.12)	(3.45)	0.28
July	(2.35)	(0.96)	6.08	2.99	0.39
August	4.95	(0.75)	(0.07)	(2.34)	(0.26)
September	(2.64)	(0.41)	(0.18)	0.10	3.63
October	1.39	3.28	(4.90)	(6.42)	3.18
November	4.20	0.78	1.14	1.57	(3.05)
December	(0.86)	(3.50)	1.19	1.92	6.03
Compound Annual Rate of Return	9.07%	(10.27)%	(0.99)%	(1.13)%	11.55%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 35.36%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2010

Aggregate Subscriptions:   $2,103,692

Current Capitalization:   $11,730,252

Worst Monthly Drawdown(2):  (8.34)% ( June 2013 )

Worst Peak-to-Valley Drawdown(3):  (20.90)%  (May 2011 — December 2014)

Net Asset Value per Unit for Class DT, December 31, 2014:  $1.1571

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(3.88)%	3.73%	1.11%	0.69%	0.00%
February	2.35	(1.29)	1.28	3.69	3.50
March	(2.87)	2.19	(3.63)	(1.10)	5.89
April	0.82	1.8	3.19	5.48	2.84
May	6.23	(6.15)	(0.19)	(3.28)	(6.77)
June	2.50	(8.34)	(5.04)	(3.40)	0.33
July	(2.26)	(0.88)	6.15	3.05	0.46
August	5.02	(0.67)	—	(2.28)	(0.20)
September	(2.56)	(0.32)	(0.11)	0.16	3.70
October	1.47	3.37	(4.82)	(6.34)	3.25
November	4.28	0.87	1.22	1.66	(2.99)
December	(0.77)	(3.42)	1.28	2.00	6.10
Compound Annual Rate of Return	10.17%	(9.44)%	(.14)%	(0.31)%	16.50%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 15.71%.

ML BLUETREND FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2013

Aggregate Subscriptions:   $10,954,662

Current Capitalization:   $5,279,693

Worst Monthly Drawdown(2):  (8.42)% ( June 2013 )

Worst Peak-to-Valley Drawdown(3):  (15.93)%  (May 2013 — December 2014)

Net Asset Value per Unit for Class M, December 31, 2014:  $1.0018

Monthly Rates of Return (4)

Month	2014	2013	2012
January	(3.95)%	3.67	0.00%
February	2.27	(1.35)	—
March	(2.95)	2.13	—
April	0.72	1.73	—
May	6.15	(6.22)	—
June	2.41	(8.42)	—
July	(2.35)	(0.95)	—
August	4.95	(0.76)	—
September	(2.64)	(0.41)	—
October	1.38	3.28	—
November	4.20	0.78	—
December	(0.85)	(3.50)	1.20
Compound Annual Rate of Return	9.07%	(10.27)%	1.20%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (0.96)%.

Item 7:                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

•                  The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

•                  The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively.

•                  Realized profits (losses) and changes in unrealized profits (losses) on open positions are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Results of Operations

General

The Trading Program is a systematic trend follower, but it decision-making inputs are technical.  The Fund trades daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, F/X, energy metals, agricultural and soft commodities.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2014

Total Trading
Profit (Loss)
Stock Indices	$(3,739,088)
Metals	(1,212,825)
Agricultural Commodities	928,675
Currencies	1,517,178
Energy	(3,827,961)
Interest Rates	16,399,286
Subtotal	10,065,265
Brokerage Commissions	(530,630)
Total	$9,534,635

The Fund experienced a net profit of $10,065,265 before brokerage commissions and related fees for the year ended December 31, 2014.  Profits were primarily attributable to the Fund trading in the interest rate, currency and agriculture sectors posting profits. The metal, stock indices and energy sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The top performing individual markets fell in January within the fixed income sectors. The Fund’s strategy entered January with a small net long bias to the sector and added to this over the course of January, benefitting from the flight out of risk assets into the safe haven of fixed income. Profits were posted to the Fund in the middle of the first quarter. The Fund’s small net long bias was maintained steadily through February. Losses were posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter. In April the U.S. Federal Reserve, European Central Bank, Bank of England and Bank of Japan all kept key interest rates unchanged. Peripheral yields in Europe continued to fall, and economic data improved modestly, but inflation remained low and medium-term inflation expectations also looked to have drifted lower. Profits were posted to the Fund in the middle of the second quarter as the short term interest rates sector benefitted from the general strength of fixed income markets. Profits were posted to the Fund at the end of the second quarter. In June the short term interest rate sector detracted slightly from performance, however this was more than offset by the positive contribution from the bond sector. Losses were posted to the Fund at the beginning of the third quarter as yields generally fell in Europe. Performance in the short term interest rate sector was influenced by changes in expectations of future rate changes, and detracted from performance. Profits were posted to the Fund in the middle of the third quarter. The Fund maintained its long positioning across many fixed income markets during August and benefitted as yields fell (prices rose), particularly in the developed markets where many benchmark yields fell, such as the German 10Y yield and the German 2Y yield. Losses were posted to the Fund at the end of the third quarter. The Trading Program reduced its long positioning across many fixed income markets during September, but the initial positions led to modest losses at the start of September as yields rose (prices fell), particularly in the U.S. Profits were posted to the Fund at the beginning of the fourth quarter. Positive performance in the fixed income sector was driven by long positioning across both bonds and short interest rates, and resulted in the sector producing each of the top three performing individual markets for the strategy. Positioning benefitted as prices rose in the first half October, and a gradual reduction in exposure then helped protect these gains as bond prices fell during the second half of October. Profits were posted to the Fund in the middle of the fourth quarter. Long positioning was moderately increased across fixed income markets during November, across both the bonds and short interest rates sectors, which benefitted strongly as yields declined in many markets. Profits were posted to the Fund at the end of the fourth quarter. Long positioning across fixed income markets was maintained during December, across both the bonds and short interest rates sectors. While bonds provided a positive contribution, the performance across individual markets was mixed and the sector contained some of the best and worst performing individual markets, with the Japanese government bonds and Italian BTP amongst the strongest and U.S. Treasuries amongst the weakest.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter as the U.S. dollar, as measured by the Dollar Index, rose in January.  Looking across individual currency pairs, the Australian dollar and the Euro both weakened vs. U.S. dollar while the Japanese yen strengthened.  The sector detracted from performance in January with many moves representing a reversal of recent trends. Losses were posted to the Fund in the middle of the first quarter as the U.S. dollar, as measured by the Dollar Index, fell in February as most developed market currencies, Euro, British pound, Australian dollar and the Japanese yen rose against the U.S. dollar. The Fund held a net long bias to the U.S. dollar and although performance varied across currency pairs, the FX sector detracted from performance. Profits were posted to the Fund at the end of the first quarter. In currency markets the U.S. dollar was modestly stronger, as the Dollar index increased in March. In developed markets the Euro weakened against the U.S.  dollar, as did the British pound. The Japanese yen also weakened while the Australian dollar strengthened.  In emerging markets the Brazilian real and Russian ruble both strengthened, respectively. The FX sector was the largest positive contributor to performance, as persistent trends were identified and captured. Losses were posted to the Fund at the beginning of the second quarter due to the U.S. dollar being weaker, as several developed market currencies appreciated versus the dollar. In April the currency sector saw mixed returns, with prices of some major markets moving sideways or reversing the existing trends. The more difficult individual markets, detracting from performance, included NZD-USD and USD-JPY which both represented reversals of existing trends. The switch to overall net short positioning in U.S. dollar indicated a flexible response to broader market movements as the U.S. Dollar index (DXY) fell toward the end of April. Profits were posted to the Fund in the middle of the second quarter. In May the U.S. dollar strengthened. Profits were posted to the Fund at the end of the second quarter due to a strong individual contributor, NZD-USD, which having fallen in May rallied in June. Losses were posted to the Fund at the beginning of the third quarter due to weakening of several emerging market currencies. The EUR-USD and NZD-USD both experienced declines in July. Profits were posted to the Fund in the middle of the third quarter. The currency sector contributed positively to performance. The U.S. dollar generally strengthened against many major currencies, including the Euro, Japanese yen and New Zealand dollar but weakened slightly against the Australian dollar. Losses were posted to the Fund at the end of the third quarter. The currency sector contributed negatively to performance, as the accelerating movement in U.S. dollar strength led to losses in some currency pairs, including both Australian dollar and New Zealand dollar versus U.S. dollar. Profits were posted to the Fund at the beginning of the fourth quarter. The currencies sector contributed positively to performance overall, through a number of smaller contributions from individual markets. Short positioning in Euro and Japanese yen benefitted from a modest continuation of existing trends in both markets, with actions by the Bank of Japan, causing Japanese yen to notably weaken at the end of October. Profits were posted to the Fund in the middle of the fourth quarter. The currency sector provided one of the best performing individual markets through short positioning in JPY, which benefitted as the yen continued to weaken in response to actions by the Bank of Japan. Profits were posted to the Fund in the end of the fourth quarter. The U.S. dollar continued to strengthen, with the dollar index finishing December at its high for the year, and the Euro continued to weaken, with EUR-USD finishing at its low for the year. The fund switched its net U.S. dollar bias from a small short to long early in December and consequently benefitted from the moves.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter as wheat continued its decline falling during January. Profits were posted to the Fund in the middle of the first quarter as drought conditions in Brazil helped push the agricultural sector higher, including soybeans which were one of the top performing markets for the strategy. Profits were posted to the Fund at the end of the first quarter. The crops sector reacted to a bullish report from the U.S.D.A., particularly for soybeans and corn, while risks in Ukraine also impacted wheat, pushing prices higher. Profits were posted to the Fund at the beginning of the second quarter. In April the agricultural sector was active as prices of the benchmark contracts rose on higher than expected demand figures, adding to gains for corn, wheat and soybeans. Profits were posted to the Fund in the middle of the second quarter. Losses were posted to the Fund at the end of the second quarter. The crop sector detracted from returns as several markets, such as soybeans, saw sharp price movements.  Soybean prices largely held in the same range for most of the second quarter, but then broke lower after data from the USDA showed high levels of planting and stockpiles. Profits were posted to the Fund at the beginning of the third quarter. The crops sector was a positive contributor as, having switched to a short bias, it was correctly positioned to benefit from the continued declines in prices, such as falling corn and wheat prices.  Profits were posted to the Fund in the middle of the third quarter. Profits were posted to the Fund at the end of the third quarter. The crops sector contributed strongly as short positioning benefitted from a resumption of the downward trend that had developed in benchmark markets in the summer. Losses were posted to the Fund at the beginning of the fourth quarter. Previously established downward trends in the crops sector generally reversed course during October, and ran counter to the short positioning held by the strategy. This was exemplified by corn, which rose and was one of the bottom returning markets for the strategy during October.  Losses were posted to the Fund in the middle of the fourth quarter. The crops sector detracted from the Fund, as most markets experienced choppy price during November. Losses were posted to the Fund in the end of the fourth quarter as rallies early in December tended to reverse by month end.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter as gold regained some of its safe haven status, up in January, while industrial metals tended to fall on weaker growth and demand expectations.  Losses were posted to the Fund in the middle of the first quarter. Precious metals continued the trend from January with prices rising, while industrial metals were more subdued and registered small price gains as a group. Profits were posted to the Fund at the end of the first quarter. Fears of a slowdown in Chinese growth caused a sell-off in the copper market. Gold prices fell in March on reduced demand for the safe haven asset. Losses were posted to the Fund at the beginning of the second quarter. In April the metals sector was relatively range-bound. Metal prices generally recovered from the losses of March. Losses were posted to the Fund in the middle of the second quarter as gold was particularly weak as it lost ground in connection with a stronger dollar and rising risk appetites in general. Losses were posted to the Fund at the end of the second quarter. Profits were posted to the Fund at the beginning of the third quarter. In July the metals sector contributed small positive gains as base metal prices modestly extended recent gains. Losses were posted to the Fund in the middle of the third quarter. The metals sector detracted slightly with varied price movements across markets. Profits were posted to the Fund at the end of the third quarter.  Losses were posted to the Fund at the beginning of the fourth quarter. Profits were posted to the Fund in the middle of the fourth quarter as the metal complex provided a modest positive contribution to the Fund. Losses were posted to the Fund at the end of the fourth quarter as markets experienced large ranges but small net moves in December.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The equity sector detracted from performance as markets retreated.  In response to these market moves the Fund cut risk exposure to the sector.  While the most significant price moves were seen in the Nikkei, other major indices such as the S&P 500, EuroStoxx and FTSE also experienced falls. Profits were posted to the Fund in the middle of the first quarter. The equity sector provided the largest contribution to performance in February. Long positioning of the Fund’s strategy benefitted from the strong equity markets, as investor risk appetite returned and the recent focus on emerging market concerns faded. Losses were posted to the Fund at the end of the first quarter as equity sector returns were mixed and demonstrated few persistent trends. Losses were posted to the Fund at the beginning of the second quarter due to price drops in stocks linked to the technology area. Long positioning was maintained in the equity sector during April, though with a reduced delta. Benchmark indices saw diverse returns, with muted performance in the S&P500 and Nasdaq; the Nikkei recorded loss; and the FTSE 100 recorded gain. Profits were posted to the Fund in the middle of the second quarter. In May the equities sector was a strong contributor to performance, with long positions benefitting from a widespread rally across benchmark contracts. Profits were posted to the Fund at the end of the second quarter. In June equity indices around the globe showed diverse performance, for example the S&P 500 and the Nikkei indices rose, while the FTSE and EuroStoxx indices fell. The Fund maintained a long bias to the equity sector through June. Profits were posted to the Fund at the beginning of the third quarter. The Fund saw a small gain coming from the equity sector, where it maintained a long bias through July. The exposure was trimmed towards July month end as many developed market indices lost ground in moves triggered by poor economic data and flaring of geopolitical concerns. Profits were posted to the Fund in the middle of the third quarter as a long bias in the equity sector was maintained, and slightly increased through August. This benefitted the Trading Program as many equity markets recovered ground lost in July, and some such as the S&P 500, which broke through the 2000 level, reached new highs; though differentiation was still observed as a number of markets, notably in Asia, did not participate in the broader move. Losses were posted to the Fund at the end of the third quarter.  A long bias in the equity sector was significantly reduced over September, and implemented broadly across geographies, helping to protect against the price falls that occurred across a number of markets. Losses were posted to the Fund at the beginning of the fourth quarter. A long bias in the equities sector was quickly reduced during October as a number of global markets initially fell. The strategy briefly reached a small net short positioning in equities, though this was not sustained as equity markets then generally rallied during the second half of October. The equities sector was the largest detractor from returns. Profits were posted to the Fund in the middle of the fourth quarter as the Trading Program increased its long bias in the equities sector during November, adding exposure to a number of markets globally and consequently benefitted from an extension of the rally that had taken hold during the latter half of October, particularly in major developed countries. Losses were posted to the Fund at the end of the fourth quarter. Political events influenced markets during December as Prime Minister Abe’s coalition was re-elected in Japan, while deadlock occurred in Greece’s presidential election. Economic data were mixed during December; with further improvement in U.S. labor markets highlighted by strong monthly payroll numbers, while growth momentum slowed in the Euro area and fuelled speculation that quantitative easing may still be necessary.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The energy complex was generally lower in January, with the exception of natural gas where the cold winter weather resulted in higher demand in the U.S.  With the Fund’s strategy holding net long exposure to the sector, the general price fall in the sector resulted in it detracting from performance. Profits were posted to the Fund in the middle of the first quarter. In February, cold weather conditions in the U.S. lifted natural gas and heating oil prices. Crude oil prices resumed an upward move in February after recent price consolidation, with West Texas Intermediate rising. Losses were posted to the Fund at the end of the first quarter. An overall long bias was maintained in the energy sector in March, though reduced physical demand for crude oil and a modest sale of stocks by the U.S. limited any price reaction to the geopolitical risks linked to Russia. Natural gas prices fell back in March as forecasts predicted warming weather trends. Profits were posted to the Fund at the beginning of the second quarter. In April the energy sector was relatively range-bound, while natural gas was lifted by production issues arising in key supply areas. Profits were posted to the Fund in the middle of the second quarter due to oil prices moving higher. Profits were posted to the Fund at the end of the second quarter due to a strong contribution in performance from RBOB gasoline. Losses were posted to the Fund at the beginning of the third quarter.  This was driven by two of the worst performing individual markets in July: WTI Crude and Gasoline RBOB. The crude oil and distillate markets reversed the previously established positive trend on improved supply estimates, despite the ongoing geopolitical tensions; this prompted a marked reduction in the Trading Program’s risk allocated to the sector. Losses were posted to the Fund in the middle of the third quarter. Long positioning in energies, particularly gasoline and crude oil, caused losses as price falls were extended through August on renewed supply availability and fears of economic weakness inducing lower demand.  Losses were posted to the Fund at the end of the third quarter.  Losses were posted to the Fund at the beginning of the fourth quarter. Mixed results occurred in the energy sector, as individual markets provided both winning and losing positions, to result in a net loss. Losses were posted to the Fund in the middle of the fourth quarter. The energy sector detracted as large price movements and volatility were seen in many markets. During November crude oil declined, following OPEC’s decision to maintain production levels.  Profits were posted to the Fund at the end of the fourth quarter as most energy markets continued to build on the moves witnessed in December, with WTI and Brent crude down.

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

The Fund’s management fees and Sponsor fees are a constant percentage of Fund’s assets.  Brokerage commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The performance fees payable to the Trading Advisor are based on increase in the aggregate Net Asset Value of  Classes of Units subject to the same rate of performance fees in excess of the High Water Mark, excluding interest and prior to reduction for Sponsor fees.

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

Recent Accounting Developments

Recent accounting developments, if any, are discussed in Exhibit 13.01.

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

The Fund’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2014 and 2013, the Fund’s average month-end Net Asset Value was approximately $92,425,259 and $151,678,934, respectively.

December 31, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	2,349,173	2.54%	3,420,214	1,137,530
Currencies	2,356,613	2.55%	4,173,786	1,269,667
Energy	950,671	1.03%	1,911,421	498,438
Interest Rates	2,441,383	2.64%	4,474,454	1,540,184
Metals	308,726	0.33%	565,440	101,357
Stock Indices	1,558,598	1.69%	3,355,866	242,835

Total	9,965,164	10.78%	17,901,181	4,790,011

December 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$460,940	0.30%	$704,627	$176,099
Currencies	2,231,523	1.47%	5,221,722	980,685
Energy	1,423,741	0.94%	1,911,008	375,620
Interest Rates	7,210,721	4.75%	13,546,928	2,663,166
Metals	1,673,065	1.10%	4,713,461	254,829
Stock Indices	3,588,928	2.37%	10,726,577	50,542

Total	$16,588,918	10.93%	$36,824,323	$4,500,941

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector.

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

Currencies

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/New Zealand dollar positions. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn, and grains accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2014.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2014.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2014

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014	2013	2013	2013	2013
Total Income (Loss)	$4,568,230	$331,591	$9,187,083	$(4,548,965)	$2,147,922	$(2,382,269)	$(21,820,948)	$9,898,717
Total Expenses	733,736	$734,440	$821,011	894,207	1,083,818	1,065,156	(285,645)	2,550,803
Net Income (Loss)	$3,834,494	$(402,849)	$8,366,072	$(5,443,172)	$1,064,104	$(3,447,425)	$(21,535,303)	$7,347,914

Net Income (Loss) per weighted average Unit (1)	$0.0500	$(0.0051)	$0.0933	$(0.0527)	$0.0083	$(0.0250)	$(0.1631)	$0.0548

(1) The net income (loss) per weighted average unit is based on the weighted average of the total units for each quarter.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2014, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (1992).

Based on its assessment the Fund’s management concluded that at December 31, 2014, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

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

Keith Glenfield, age 40, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.  In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 48, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Spencer Boggess, age 47, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third-party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 61, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 42, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch,  Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 39, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 40, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 37, has been a Vice President of MLAI since January 2014. Ms. Marapachi is a Managing Director and has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 38, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS

Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 38, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Steven L. Suss, age 55, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss also served as Senior Vice President of BACA from July 2007 to December 2013.  Mr. Suss was responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014 were timely and correctly made.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions.  The Fund does not have any officers, managers or employees.  The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BAC affiliate.  MLAI also receives a portion of the management fees and performance fees (with respect to the calendar year 2015, MLAI will receive a portion of the gross asset value attributable to certain Classes of Units rather than a portion of the management fees, see Item 1 “Description of Current Charges-Management fees”.) MLAI or BAC affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2014 MLAI owned no Unit-equivalent member interests. The directors and executive officers of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Director Independence:

No person who served as a manager of MLAI during 2014 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, in connection with the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2014 and 2013 were $177,067 and $173,595, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2014 and 2013 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

(e)                                  Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):	Page

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

10.04

Novation and Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC, BlueCrest Capital Management LLP and BlueCrest Capital Management Limited.

Exhibit 10.04:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on August 6, 2014.

10.05

Novation and Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC, BlueCrest Capital Management Limited and Systematica Investments Limited.

Exhibit 10.05:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on January 7, 2015.

10.06	Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Systematica Investments Limited.

Exhibit 10.06:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on February 5, 2015.

13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

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

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

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

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 20, 2015
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 20, 2015
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 20, 2015
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 20, 2015
James D..Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 20, 2015
Dominick A. Carlino

/s/James L. Costabile	Vice President and Manager	March 20, 2015
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 20, 2015
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 20, 2015
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 20, 2015
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 20, 2015
Greg Parets

/s/Steven L. Suss	Vice President and Manager	March 20, 2015
Steven L. Suss

ML BLUETREND FUTURESACCESS LLC

2014 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.