Form 10-Q
period 2015-03-31
ML BlueTrend FuturesAccess LLC
filed 2015-05-15
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer ☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 31, 2015 71,096,415 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31 ,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $15,280,374 for 2015 and $13,831,321 for 2014)	$90,828,594	$84,392,795
Unrealized profit on open futures contracts	4,326,182	5,172,855
Unrealized profit on open forwards contracts	1,540,899	1,629,265
Cash and cash equivalents	466,810	447,891
Other assets	2,436	3,179

TOTAL ASSETS	$97,164,921	$91,645,985

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$9,614	$5,867
Sponsor and Advisory fees payable	1,998,925	203,132
Redemptions payable	1,564,055	746,054
Unrealized loss on open futures contracts	1,640,777	3,036,436
Unrealized loss on open forwards contracts	2,042,457	945,840
Other liabilities	211,295	189,329

Total liabilities	7,467,123	5,126,658

MEMBERS’ CAPITAL:
Members’ Capital (71,096,415 Units and 75,062,259 Units outstanding; unlimited Units authorized)	89,697,798	86,519,327
Total members’ capital	89,697,798	86,519,327

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$97,164,921	$91,645,985

NET ASSET VALUE PER UNIT:

Class A	$1.1657	$1.0634
Class C	$1.1033	$1.0089
Class I	$1.1976	$1.0914
Class DS	$1.4895	$1.3536
Class DT	$1.2744	$1.1571
Class M	$1.1023	$1.0018

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014
TRADING PROFIT (LOSS):

Realized, net	$11,737,788	$(1,866,650)
Change in unrealized, net	(635,997)	(2,504,155)
Brokerage commissions	(123,868)	(177,958)

Total trading profit (loss), net	10,977,923	(4,548,763)

INVESTMENT INCOME (EXPENSE):
Interest, net	1,314	(202)

EXPENSES:
Management fee	335,149	504,197
Sponsor fee	211,256	241,230
Performance fee	1,869,289	—
Other	137,478	148,780
Total expenses	2,553,172	894,207

NET INVESTMENT INCOME (LOSS)	(2,551,858)	(894,409)

NET INCOME (LOSS)	$8,426,065	$(5,443,172)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,900,875	5,715,014
Class C	27,501,034	36,660,820
Class I	2,106,602	4,245,878
Class DS	25,134,247	39,303,672
Class DT	9,898,289	13,095,124
Class M	5,337,127	4,334,404

Net income (loss) per weighted average Unit
Class A	$0.1028	$(0.0476)
Class C	$0.0951	$(0.0500)
Class I	$0.1064	$(0.0509)
Class DS	$0.1382	$(0.0586)
Class DT	$0.1192	$(0.0467)
Class M	$0.0998	$(0.0478)

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2013	Subscriptions	Redemptions	March 31, 2014	December 31, 2014	Subscriptions	Redemptions	March 31, 2015

Class A	6,205,276	54,162	(1,606,765)	4,652,673	3,681,307	257,147	(143,454)	3,795,000
Class C	36,389,842	3,725,776	(5,589,349)	34,526,269	27,903,528	41,344	(1,432,336)	26,512,536
Class I	4,423,168	55,405	(1,357,608)	3,120,965	2,112,602	—	(17,761)	2,094,841
Class DS	40,760,743	—	(6,452,317)	34,308,426	25,956,877	—	(2,134,704)	23,822,173
Class DT	13,436,067	—	(1,042,304)	12,393,763	10,137,574	75,991	(692,752)	9,520,813
Class M	4,366,217	1,367,178	(2,049,053)	3,684,342	5,270,371	107,061	(26,380)	5,351,052

Total Members’ Units	105,581,313	5,202,521	(18,097,396)	92,686,438	75,062,259	481,543	(4,447,387)	71,096,415

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2013	Subscriptions	Redemptions	(Loss)	March 31, 2014	December 31, 2014	Subscriptions	Redemptions	(Loss)	March 31, 2015
Class A	$6,141,004	$52,695	$(1,548,959)	$(272,066)	$4,372,674	$3,914,576	$273,450	$(165,037)	$400,834	$4,423,823
Class C	34,513,938	3,460,000	(5,120,101)	(1,833,904)	31,019,933	28,153,234	43,000	(1,561,157)	2,615,572	29,250,649
Class I	4,474,756	55,000	(1,312,260)	(216,126)	3,001,370	2,305,631	—	(21,002)	224,139	2,508,768
Class DS	50,584,682	—	(7,696,698)	(2,302,657)	40,585,327	35,135,941	—	(3,125,880)	3,472,361	35,482,422
Class DT	14,111,529	—	(1,061,322)	(611,195)	12,439,012	11,730,252	87,929	(864,819)	1,180,313	12,133,675
Class M	4,010,087	1,232,517	(1,809,872)	(207,224)	3,225,508	5,279,693	115,000	(29,078)	532,846	5,898,461

Total Members’ Capital	$113,835,996	$4,800,212	$(18,549,212)	$(5,443,172)	$94,643,824	$86,519,327	$519,379	$(5,766,973)	$8,426,065	$89,697,798

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0634	$1.0089	$1.0914	$1.3536	$1.1571	$1.0018

Net realized and net change in unrealized trading profit(loss)	0.1375	0.1304	0.1411	0.1751	0.1497	0.1296
Brokerage commissions	(0.0016)	(0.0015)	(0.0016)	(0.0020)	(0.0017)	(0.0015)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0336)	(0.0345)	(0.0333)	(0.0372)	(0.0307)	(0.0276)

Net asset value, end of period	$1.1657	$1.1033	$1.1976	$1.4895	$1.2744	$1.1023

Total Return: (a) (d)

Total return before Performance fees	11.79%	11.53%	11.91%	12.23%	12.35%	12.22%
Performance fees	-2.18%	-2.18%	-2.18%	-2.19%	-2.22%	-2.18%
Total return after Performance fees	9.61%	9.35%	9.73%	10.04%	10.13%	10.04%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	0.92%	1.18%	0.82%	0.54%	0.41%	0.54%
Performance fees	2.07%	2.07%	2.07%	2.06%	2.10%	2.06%
Expenses (including Performance fees)	2.99%	3.25%	2.89%	2.60%	2.51%	2.60%

Net investment income (loss) (excluding Performance fees)	-0.92%	-1.18%	-0.82%	-0.54%	-0.41%	-0.54%
Performance Fees	-2.07%	-2.07%	-2.07%	-2.06%	-2.10%	-2.06%
Net investment income (loss) (including Performance fees)	-2.99%	-3.25%	-2.89%	-2.60%	-2.51%	-2.60%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9896	$0.9485	$1.0117	$1.2410	$1.0503	$0.9184

Net realized and net change in unrealized trading profit(loss)	(0.0386)	(0.0369)	(0.0394)	(0.0484)	(0.0410)	(0.0358)
Brokerage commissions	(0.0016)	(0.0015)	(0.0016)	(0.0020)	(0.0017)	(0.0015)
Interest income, net (b)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0096)	(0.0117)	(0.0090)	(0.0076)	(0.0040)	(0.0056)

Net asset value, end of period	$0.9398	$0.8984	$0.9617	$1.1830	$1.0036	$0.8755

Total Return: (a) (d)

Total return before Performance fees	-5.04%	-5.27%	-4.94%	-4.68%	-4.44%	-4.68%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-5.04%	-5.27%	-4.94%	-4.68%	-4.44%	-4.68%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.01%	1.26%	0.91%	0.63%	0.39%	0.63%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.01%	1.26%	0.91%	0.63%	0.39%	0.63%

Net investment income (loss) (excluding Performance fees)	-1.01%	-1.26%	-0.91%	-0.63%	-0.39%	-0.63%
Performance Fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.01%	-1.26%	-0.91%	-0.63%	-0.39%	-0.63%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.      ORGANIZATION

ML BlueTrend FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Systematica Investments Limited (“Trading Advisor”) is the trading advisor of the Fund.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2015 and December 31, 2014 and the results of its operations for the three month periods ended March 31, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)

have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

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

2.            CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2015 and December 31, 2014 are as follows:

March 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	73	$(2,727)	0.00%	(568)	$33,600	0.04%	$30,873	0.04%	May 2015 - June 2015
Currencies-Forwards*	147,540,204	134,153	0.15%	(197,987,858)	(635,711)	-0.71%	(501,558)	-0.56%	June 2015
Energy	—	—	0.00%	(261)	247,712	0.28%	247,712	0.28%	April 2015 - July 2015
Interest rates	3,192	1,979,516	2.21%	(122)	(8,922)	-0.01%	1,970,594	2.20%	June 2015 - March 2019
Metals	360	(287,139)	-0.32%	(504)	374,895	0.42%	87,756	0.10%	April 2015 - July 2015
Stock indices	962	349,180	0.39%	(340)	(710)	0.00%	348,470	0.39%	April 2015 - July 2015

Total		$2,172,983	2.43%		$10,864	0.02%	$2,183,847	2.45%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	237	$(197,940)	-0.23%	(280)	$(49,009)	-0.06%	$(246,949)	-0.29%	March 2015
Currencies-Forwards*	79,830,267	(490,902)	-0.57%	(112,103,635)	1,174,327	1.36%	683,425	0.79%	March 2015
Energy	—	—	0.00%	(101)	614,270	0.71%	614,270	0.71%	January 2015 - April 2015
Interest rates	3,925	1,658,552	1.92%	—	—	0.00%	1,658,552	1.92%	March 2015 - December 2018
Metals	332	(1,654,290)	-1.91%	(407)	1,332,879	1.54%	(321,411)	-0.37%	January 2015 - April 2015
Stock indices	870	847,057	0.98%	(171)	(415,100)	-0.48%	431,957	0.50%	January 2015 - April 2015

Total		$162,477	0.19%		$2,657,367	3.07%	$2,819,844	3.26%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2015 and December 31, 2014 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$4,326,182	$3,253,509	$1,072,673	$—
Forwards	1,540,899	—	1,540,899	—
	$5,867,081	$3,253,509	$2,613,572	$—

Liabilities
Futures	$1,640,777	$568,770	$1,072,007	$—
Forwards	2,042,457	—	2,042,457	—
	$3,683,234	$568,770	$3,114,464	$—

March 31, 2015	$2,183,847	$2,684,739	$(500,892)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$5,172,855	$3,866,451	$1,306,404	$—
Forwards	1,629,265	—	1,629,265	—
	$6,802,120	$3,866,451	$2,935,669	$—

Liabilities
Futures	$3,036,436	$1,379,871	$1,656,565	$—
Forwards	945,840	—	945,840	—
	$3,982,276	$1,379,871	$2,602,405	$—

December 31, 2014	$2,819,844	$2,486,580	$333,264	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2015 or the year ended December 31, 2014.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2015 and 2014:

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(502,315)	$446,234
Currencies	1,315,694	(469,681)
Energy	362,026	(2,395,959)
Interest rates	7,161,852	2,328,229
Metals	(5,718)	(846,440)
Stock indices	2,770,252	(3,433,188)

Total, net	$11,101,791	$(4,370,805)

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisor.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.  Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

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

5.    RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended March 31, 2015, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2015, and 2014 amounted to $4,460 and $5,614, respectively, of which $3,105 and $2,936 was payable to the Transfer Agent as of March 31, 2015 and December 31, 2014, respectively.

Brokerage commissions, Interest and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  ASU 2015-07 will be effective for the Fund beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively.  MLAI is currently evaluating the standard and does not believe it will have a material impact on the Fund’s financial statements.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2014	$0.9493	$0.9696	$0.9398
2015	$1.1375	$1.1463	$1.1657

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2014	$0.9091	$0.9277	$0.8984
2015	$1.0783	$1.0858	$1.1033

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2014	$0.9708	$0.9919	$0.9617
2015	$1.1678	$1.1773	$1.1976

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2014	$1.1920	$1.2189	$1.1830
2015	$1.4497	$1.4628	$1.4895

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2014	$1.0096	$1.0333	$1.0036
2015	$1.2397	$1.2513	$1.2744

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.
2014	$0.8821	$0.9021	$0.8755
2015	$1.0729	$1.0826	$1.1023

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

For the three months ended March 31, 2015, Fund capital increased 3.67% from $86,519,327 to $89,697,798.  This increase was attributable to the net profit from operations of $8,426,065, coupled with the redemption of 4,447,387 Redeemable Units resulting in an outflow of $5,766,973.  The cash outflow was offset with cash inflow of $519,379 due to subscriptions of 481,543 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profit (loss), net and change in unrealized profit (loss), net on futures contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profit (loss), net and change in unrealized profit (loss) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

Results of Operations

January 1, 2015 to March 31, 2015

January 1, 2015 to March 31, 2015

The Fund experienced a net trading profit of $11,101,791 before brokerage commissions and related fees in the first quarter of 2015. The Fund’s profits were primarily attributable to interest rates, stock indices, currency and energy sectors posting profits. The metals and agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Price action resulted from monetary policy actions by major central banks that led to a strong rally in bonds. The bond sector contained the majority of the best performing individual markets, with the U.S. 5 year note posting the strongest gains. Losses were posted to the Fund in the middle of the quarter. February was difficult for fixed income, which experienced weak performance at the start of the month. However, after the Greek crisis found some resolution, European bonds traded lower in yield terms, particularly the German Bund and Italian BTPs. Elsewhere the U.S. and UK saw weakness in fixed income throughout February with yields rallying back to where they were at the start of the year. After the strong gains in fixed income in January, the Trading Program suffered a small relative loss on its fixed income positioning in February.  Profits were posted to the Fund at the end of the quarter. It was a tough start to March for fixed income which saw yields initially go higher. However with the European Central Bank ratcheting up bond purchases and a commitment to buying bonds even with negative yields, European bonds traded lower. In the U.S., treasuries found a buyer in the medium to long term part of the curve.  Accordingly, the Fund benefitted from its continued long bias to the sector.

The stock indices sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter while profits were posted to the Fund in the middle of the quarter. European equities led the way, especially after a short term solution was found for Greece. However, all regions contributed to performance, with Europe and Asia strongest while U.S. equities made a comeback towards the end of February. Losses were posted to the Fund at the end of the quarter as the Fund suffered modest losses from long positioning in a number of markets including the S&P as well as the FTSE Index.

The currency sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the first quarter. The currency sector also contributed positively to performance in January, though it contained some of the top and bottom performing individual markets for the Trading Program. The dollar staged a rally, with the Fund benefitting from a short EUR position. The Trading Program had largely removed the Swiss Franc from its core strategies avoiding the negative impact from the decision by the Swiss National Bank to remove the currency cap against the Euro. Profits were posted to the Fund in the middle of the quarter. The currencies sector contributed positively to returns with the U.S. dollar index finishing February higher albeit in a relatively tight range over the month. The Fund generated gains from both a short JPY position as well as a long NZD position. Profits were posted to the Fund at the end of the quarter. The currency sector was a source of gains for the Fund as the U.S. dollar index continued to rally against a number of currencies, which led to an element of profit taking as March drew to a close. The Fund made positive returns from the currency space despite this profit taking into March month end and, in particular, short exposure to the Euro and Swedish krone were a source of gains.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as OPEC-induced over supply led to further declines in energy prices. Losses were posted to the Fund in the middle of the quarter. Energy markets continued the rally which started in late January hurting the Fund’s short positioning in the sector. Profits were posted to the Fund at the end of the quarter. Short Brent crude position was the significant source of profits.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Profits were posted to the Fund in the middle of the quarter. The commodities space suffered reversals in most sectors with only metals avoiding losses. Losses were posted to the Fund at the end of the quarter. Although the metals sector contribution was essentially flat, this sector did produce losses.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter primarily from short exposure to wheat during January. Losses were posted to the Fund in the middle of the quarter because of the Fund’s short positioning in crops which was to the detriment of

Fund performance. Losses were posted to the Fund at the end of the quarter. The Fund experienced modest losses in crops from a short bias to the sector.

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

Value at Risk (“VaR”) is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the

Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

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

The Fund’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of VaR.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as VaR.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate VaR.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2015 and 2014 the Fund’s average month-end Net Asset Value was $89,193,977 and $104,256,419, respectively.

March 31, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$89,069	0.10%	$96,445	$74,750
Currencies	1,447,002	1.62%	1,566,819	1,214,371
Energy	714,652	0.80%	773,828	599,760
Interest Rates	5,685,191	6.37%	6,155,945	4,771,199
Metals	253,178	0.28%	274,142	212,475
Stock Indices	1,005,344	1.13%	1,088,590	843,718

Total	$9,194,436	10.30%	$9,955,769	$7,716,273

March 31, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$2,989,441	2.87%	$3,420,214	$2,740,913
Currencies	3,648,102	3.50%	4,173,786	3,344,816
Energy	645,077	0.62%	738,032	591,449
Interest Rates	1,679,838	1.61%	1,921,899	1,540,184
Metals	446,422	0.43%	510,750	409,308
Stock Indices	2,933,198	2.81%	3,355,866	2,689,346

Total	$12,342,078	11.84%	$14,120,547	$11,316,016

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.   The foregoing VaR table — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Fund as of March 31, 2015, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/New Zealand dollar positions. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining VaR in a functional currency other than U.S. dollars.

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn, and grains accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2015.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of March 31, 2015.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

The management of risk is an integral part of the Trading Program.  The Trading Advisor’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to the Trading Advisor’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended March 31, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-15	$273,450	257,147	$1.0634
Feb-15	—	—	1.1375
Mar-15	—	—	1.1463
Apr-15	80,190	68,791	1.1657

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-15	$23,000	22,796	$1.0089
Feb-15	20,000	18,548	1.0783
Mar-15	—	—	1.0858
Apr-15	192,000	174,023	1.1033

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$1.0914
Feb-15	—	—	1.1678
Mar-15	—	—	1.1773
Apr-15	—	—	1.1976

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$1.3536
Feb-15	—	—	1.4497
Mar-15	—	—	1.4628
Apr-15	—	—	1.4895

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-15	$87,929	75,991	$1.1571
Feb-15	—	—	1.2397
Mar-15	—	—	1.2513
Apr-15	—	—	1.2744

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$1.0018
Feb-15	100,000	93,205	1.0729
Mar-15	15,000	13,856	1.0826
Apr-15	—	—	1.1023

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02                                           Section 1350 Certifications

Exhibit 32.01

and 32.02                         Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)