Form 10-Q
period 2015-06-30
ML BlueTrend FuturesAccess LLC
filed 2015-08-14
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015 45,505,263 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31 ,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $6,556,851 for 2015 and $13,831,321 for 2014)	$47,888,549	$84,392,795
Unrealized profit on open futures contracts	2,643,621	5,172,855
Unrealized profit on open forwards contracts	893,174	1,629,265
Cash and cash equivalents	460,116	447,891
Other assets	729	3,179

TOTAL ASSETS	$51,886,189	$91,645,985

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$7,251	$5,867
Sponsor and Advisory fees payable	115,238	203,132
Redemptions payable	881,545	746,054
Unrealized loss on open futures contracts	2,933,651	3,036,436
Unrealized loss on open forwards contracts	1,551,165	945,840
Other liabilities	178,383	189,329

Total liabilities	5,667,233	5,126,658

MEMBERS’ CAPITAL:
Members’ Capital (45,505,263 Units and 75,062,259 Units outstanding; unlimited Units authorized)	46,218,956	86,519,327
Total members’ capital	46,218,956	86,519,327

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$51,886,189	$91,645,985

NET ASSET VALUE PER UNIT:

Class A	$1.0329	$1.0634
Class C	$0.9752	$1.0089
Class D	$0.9050	$—
Class I	$1.0623	$1.0914
Class DS*	$—	$1.3536
Class DT	$1.1347	$1.1571
Class M	$0.9804	$1.0018

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
TRADING PROFIT (LOSS):

Realized, net	$(4,138,815)	$8,609,507	$7,598,973	$6,742,857
Change in unrealized, net	(3,131,868)	711,639	(3,767,865)	(1,792,516)
Brokerage commissions	(122,291)	(136,152)	(246,159)	(314,110)

Total trading profit (loss), net	(7,392,974)	9,184,994	3,584,949	4,636,231

INVESTMENT INCOME (EXPENSE):
Interest, net	(604)	2,089	710	1,887

EXPENSES:
Management fee	222,525	448,965	557,674	953,162
Sponsor fee	194,623	228,968	405,879	470,198
Performance fee	(1,270,088)	—	599,201	—
Other	144,302	143,078	281,780	291,858
Total expenses	(708,638)	821,011	1,844,534	1,715,218

NET INVESTMENT INCOME (LOSS)	708,034	(818,922)	(1,843,824)	(1,713,331)

NET INCOME (LOSS)	$(6,684,940)	$8,366,072	$1,741,125	$2,922,900

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,843,613	4,415,477	3,872,244	5,065,245
Class C	26,434,639	34,556,209	26,967,837	35,608,515
Class D**	100	—	100	—
Class I	2,094,841	2,916,818	2,100,721	3,581,348
Class DS*	23,822,173	31,420,540	24,806,229	35,362,106
Class DT	9,157,781	11,943,328	9,528,035	12,519,226
Class M	5,321,136	4,391,741	5,329,131	4,363,073

Net income (loss) per weighted average Unit
Class A	$(0.1327)	$0.0855	$(0.0282)	$0.0208
Class C	$(0.1276)	$0.0787	$(0.0281)	$0.0248
Class D**	$(0.0949)	$—	$(0.0949)	$—
Class I	$(0.1353)	$0.0896	$(0.0282)	$0.0126
Class DS*	$(0.0256)	$0.1105	$0.1154	$0.0330
Class DT	$(0.1377)	$0.0978	$(0.0084)	$0.0444
Class M	$(0.1217)	$0.0845	$(0.0215)	$0.0376

*Units fully redeemed as of April 30, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2015 to April 30, 2015.)

** Units fully redeemed as of December 31, 2013. Units reissued on May 1, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period May 1, 2015 to June 30, 2015.)

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital June 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital June 30, 2015

Class A	6,205,276	80,426	(2,252,874)	4,032,828	3,681,307	417,213	(441,939)	3,656,581
Class C	36,389,842	6,240,467	(11,744,120)	30,886,189	27,903,528	353,025	(2,543,409)	25,713,144
Class D**	—	—	—	—	—	100	—	100
Class I	4,423,168	89,719	(2,056,120)	2,456,767	2,112,602	—	(17,761)	2,094,841
Class DS*	40,760,743	—	(13,783,991)	26,976,752	25,956,877	—	(25,956,877)	—
Class DT	13,436,067	—	(2,664,602)	10,771,465	10,137,574	75,991	(1,300,576)	8,912,989
Class M	4,366,217	2,949,196	(2,462,194)	4,853,219	5,270,371	107,061	(249,824)	5,127,608

Total Members’ Units	105,581,313	9,359,808	(34,963,901)	79,977,220	75,062,259	953,390	(30,510,386)	45,505,263

*Units fully redeemed as of April 30, 2015.

**Units reissued May 1, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2015
Class A	$6,141,004	$79,020	$(2,191,019)	$105,335	$4,134,340	$3,914,576	$457,118	$(485,560)	$(109,062)	$3,777,072
Class C	34,513,938	5,748,000	(10,951,899)	884,033	30,194,072	28,153,234	383,000	(2,703,139)	(757,882)	25,075,213
Class D**	—	—	—	—	—	—	100	—	(9)	91
Class I	4,474,756	88,000	(2,028,155)	45,162	2,579,763	2,305,631	—	(21,002)	(59,331)	2,225,298
Class DS*	50,584,682	—	(16,810,993)	1,167,930	34,941,619	35,135,941	—	(37,998,300)	2,862,359	—
Class DT	14,111,529	—	(2,801,343)	556,456	11,866,642	11,730,252	87,929	(1,623,881)	(80,353)	10,113,947
Class M	4,010,087	2,671,517	(2,193,454)	163,984	4,652,134	5,279,693	115,000	(252,761)	(114,597)	5,027,335

Total Members’ Capital	$113,835,996	$8,586,537	$(36,976,863)	$2,922,900	$88,368,570	$86,519,327	$1,043,147	$(43,084,643)	$1,741,125	$46,218,956

*Units fully redeemed as of April 30, 2015.

**Units reissued May 1, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D**	Class DS*	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1657	$1.1033	$1.1976	$1.0000	$1.4895	$1.2744	$1.1023

Net realized and net change in unrealized trading profit(loss)	(0.1427)	(0.1349)	(0.1466)	(0.1037)	(0.0308)	(0.1563)	(0.1352)
Brokerage commissions	(0.0023)	(0.0021)	(0.0023)	(0.0015)	(0.0008)	(0.0025)	(0.0021)
Interest income, net (b)	(0.0000)	(0.0000)	(0.0000)	0.0000	0.0000	(0.0000)	(0.0000)
Expenses	0.0122	0.0089	0.0136	0.0102	0.0060	0.0191	0.0154
Net asset value, before full redemption	1.0329	0.9752	1.0623	0.9050	1.4639	1.1347	0.9804
Less redemption	—	—	—	—	1.4639	—	—
Net asset value, end of period	$1.0329	$0.9752	$1.0623	$0.9050	$—	$1.1347	$0.9804

Total Return: (a) (d)

Total return before Performance fees	-13.38%	-13.60%	-13.29%	-10.95%	-2.28%	-12.94%	-13.05%
Performance fees	1.99%	1.99%	1.99%	1.45%	0.56%	1.98%	2.00%
Total return after Performance fees	-11.39%	-11.61%	-11.30%	-9.50%	-1.72%	-10.96%	-11.05%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	0.99%	1.23%	0.89%	0.67%	0.53%	0.49%	0.62%
Performance fees	-2.09%	-2.09%	-2.09%	-1.51%	-0.58%	-2.06%	-2.09%
Expenses (including Performance fees)	-1.10%	-0.86%	-1.20%	-0.84%	-0.05%	-1.57%	-1.47%

Net investment income (loss) (excluding Performance fees)	-0.99%	-1.23%	-0.89%	-0.67%	-0.53%	-0.49%	-0.62%
Performance fees	2.09%	2.09%	2.09%	1.51%	0.58%	2.06%	2.09%
Net investment income (loss) (including Performance fees)	1.10%	0.86%	1.20%	0.84%	0.05%	1.57%	1.47%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

*Units fully redeemed as of April 30, 2015.

**Units reissued May 1, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D**	Class DS*	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0634	$1.0089	$1.0914	$1.0000	$1.3536	$1.1571	$1.0018

Net realized and net change in unrealized trading profit(loss)	(0.0052)	(0.0045)	(0.0055)	(0.1037)	0.1444	(0.0066)	(0.0055)
Brokerage commissions	(0.0038)	(0.0036)	(0.0039)	(0.0015)	(0.0028)	(0.0042)	(0.0036)
Interest income, net (b)	(0.0000)	0.0000	(0.0000)	0.0000	0.0000	(0.0000)	(0.0000)
Expenses	(0.0215)	(0.0256)	(0.0197)	0.0102	(0.0313)	(0.0116)	(0.0123)
Net asset value, before full redemption	1.0329	0.9752	1.0623	0.9050	1.4639	1.1347	0.9804
Less redemption	—	—	—	—	1.4639	—	—
Net asset value, end of period	$1.0329	$0.9752	$1.0623	$0.9050	$—	$1.1347	$0.9804

Total Return: (a) (d)

Total return before Performance fees	-2.87%	-3.35%	-2.67%	-10.95%	9.70%	-1.90%	-2.14%
Performance fees	0.00%	0.00%	0.00%	1.45%	-1.55%	-0.04%	0.01%
Total return after Performance fees	-2.87%	-3.35%	-2.67%	-9.50%	8.15%	-1.94%	-2.13%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.91%	2.41%	1.71%	1.33%	1.07%	0.90%	1.16%
Performance fees	-0.02%	-0.02%	-0.02%	-1.51%	1.49%	0.03%	-0.02%
Expenses (including Performance fees)	1.89%	2.39%	1.69%	-0.18%	2.56%	0.93%	1.14%

Net investment income (loss) (excluding Performance fees)	-1.91%	-2.41%	-1.71%	-1.33%	-1.07%	-0.90%	-1.16%
Performance fees	0.02%	0.02%	0.02%	1.51%	-1.49%	-0.03%	0.02%
Net investment income (loss) (including Performance fees)	-1.89%	-2.39%	-1.69%	0.18%	-2.56%	-0.93%	-1.14%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

*Units fully redeemed as of April 30, 2015.

**Units reissued May 1, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$0.9398	$0.8984	$0.9617	$1.1830	$1.0036	$0.8755

Net realized and net change in unrealized trading profit(loss)	0.0969	0.0926	0.0992	0.1222	0.1038	0.0904
Brokerage commissions	(0.0014)	(0.0014)	(0.0014)	(0.0018)	(0.0015)	(0.0013)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0101)	(0.0120)	(0.0094)	(0.0081)	(0.0042)	(0.0060)

Net asset value, end of period	$1.0252	$0.9776	$1.0501	$1.2953	$1.1017	$0.9586

Total Return: (a) (d)

Total return before Performance fees	9.08%	8.81%	9.19%	9.49%	9.77%	9.49%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	9.08%	8.81%	9.19%	9.49%	9.77%	9.49%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.04%	1.30%	0.94%	0.66%	0.41%	0.66%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.04%	1.30%	0.94%	0.66%	0.41%	0.66%

Net investment income (loss) (excluding Performance fees)	-1.04%	-1.29%	-0.94%	-0.66%	-0.40%	-0.66%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.04%	-1.29%	-0.94%	-0.66%	-0.40%	-0.66%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$0.9896	$0.9485	$1.0117	$1.2410	$1.0503	$0.9184

Net realized and net change in unrealized trading profit(loss)	0.0584	0.0556	0.0598	0.0738	0.0628	0.0546
Brokerage commissions	(0.0030)	(0.0029)	(0.0031)	(0.0038)	(0.0032)	(0.0028)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0198)	(0.0236)	(0.0183)	(0.0157)	(0.0082)	(0.0116)

Net asset value, end of period	$1.0252	$0.9776	$1.0501	$1.2953	$1.1017	$0.9586

Total Return: (a) (d)

Total return before Performance fees	3.59%	3.07%	3.80%	4.37%	4.89%	4.37%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	3.59%	3.07%	3.80%	4.37%	4.89%	4.37%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	2.05%	2.55%	1.85%	1.29%	0.79%	1.29%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.05%	2.55%	1.85%	1.29%	0.79%	1.29%

Net investment income (loss) (excluding Performance fees)	-2.05%	-2.55%	-1.85%	-1.29%	-0.79%	-1.29%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-2.05%	-2.55%	-1.85%	-1.29%	-0.79%	-1.29%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.      ORGANIZATION

ML BlueTrend FuturesAccess LLC (the “Fund”), a  FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Systematica Investments Limited  (acting as general partner of Systematica Investments LP) (“Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor trades the BlueTrend Program (the “Trading Program”) for the Fund.   The Trading Advisor has delegated the day-to-day operation of the Trading Program to an affiliated sub-investment manager, Systematica Investments Jersey Limited and may in the future delegate to other affiliated sub-investment managers.

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BofA Corp.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor and a single fund of funds no longer offered to investors for which MLAI acts as the advisor and allocates capital among multiple trading advisors. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by, BofA Corp. or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2015 and December 31, 2014 and the results of its operations for the three and six month periods ended June 30, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2015 and December 31, 2014, are as follows:

June 30, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	182	$491,539	1.06%	(204)	$(492,306)	-1.07%	$(767)	-0.01%	September 2015 - December 2015
Currencies-Forwards*	110,254,776	(697,493)	-1.51%	(119,150,134)	39,502	0.09%	(657,991)	-1.42%	September 2015
Energy	30	(5,813)	-0.01%	(114)	(63,020)	-0.14%	(68,833)	-0.15%	July 2015 - October 2015
Interest rates	787	98,123	0.21%	(520)	(125,775)	-0.27%	(27,652)	-0.06%	September 2015 - June 2019
Metals	266	(1,809,746)	-3.92%	(479)	1,843,395	3.99%	33,649	0.07%	July 2015 - October 2015
Stock indices	106	(218,972)	-0.47%	(388)	(7,455)	-0.02%	(226,427)	-0.49%	July 2015 - October 2015

Total		$(2,142,362)	-4.64%		$1,194,341	2.58%	$(948,021)	-2.06%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	237	$(197,940)	-0.23%	(280)	$(49,009)	-0.06%	$(246,949)	-0.29%	March 2015
Currencies-Forwards*	79,830,267	(490,902)	-0.57%	(112,103,635)	1,174,327	1.36%	683,425	0.79%	March 2015
Energy	—	—	0.00%	(101)	614,270	0.71%	614,270	0.71%	January 2015 - April 2015
Interest rates	3,925	1,658,552	1.92%	—	—	0.00%	1,658,552	1.92%	March 2015 - December 2018
Metals	332	(1,654,290)	-1.91%	(407)	1,332,879	1.54%	(321,411)	-0.37%	January 2015 - April 2015
Stock indices	870	847,057	0.98%	(171)	(415,100)	-0.48%	431,957	0.50%	January 2015 - April 2015

Total		$162,477	0.19%		$2,657,367	3.07%	$2,819,844	3.26%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (losses) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2015 or the year ended December 31, 2014.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2015 and December 31, 2014, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$2,643,621	$980,238	$1,663,383	$—
Forwards	893,174	—	893,174	—
	$3,536,795	$980,238	$2,556,557	$—

Liabilities
Futures	$2,933,651	$1,110,689	$1,822,962	$—
Forwards	1,551,165	—	1,551,165	—
	$4,484,816	$1,110,689	$3,374,127	$—

June 30, 2015	$(948,021)	$(130,451)	$(817,570)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$5,172,855	$3,866,451	$1,306,404	$—
Forwards	1,629,265	—	1,629,265	—
	$6,802,120	$3,866,451	$2,935,669	$—

Liabilities
Futures	$3,036,436	$1,379,871	$1,656,565	$—
Forwards	945,840	—	945,840	—
	$3,982,276	$1,379,871	$2,602,405	$—

December 31, 2014	$2,819,844	$2,486,580	$333,264	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2015 and 2014:

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(300,105)	$(802,420)
Currencies	(2,243,615)	(927,921)
Energy	(1,159,593)	(797,568)
Interest rates	(3,429,883)	3,731,970
Metals	(67,892)	(73,610)
Stock indices	(69,595)	2,700,657

Total, net	$(7,270,683)	$3,831,108

	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$138,801	$585,036
Currencies	68,483	(401,198)
Energy	1,477,104	(918,855)
Interest rates	5,234,846	7,563,075
Metals	(339,696)	(1,186,136)
Stock indices	2,741,608	(691,581)

Total, net	$9,321,146	$4,950,341

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BofA Corp. entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may engage non-BofA Corp. affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

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

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.    RELATED PARTY TRANSACTIONS

MLAI owns 100 Units of Class D which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2015.

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended June 30, 2015, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2015, and 2014 amounted to $13,401 and $4,656. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2015, and 2014 amounted to $17,861 and  $10,270, respectively, of which $6,198 and $2,936 was payable to the Transfer Agent as of June 30, 2015 and December 31, 2014, respectively.

Brokerage commissions, Interest and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 will be effective for the Fund beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. MLAI is currently evaluating the standard and does not believe it will have a material impact on the Fund’s financial statements.

7.   SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, other liabilities, including brokerage commissions and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors is a useful performance measure for the investors of the Fund. Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2014	$0.9493	$0.9696	$0.9398	$0.9455	$1.0023	$1.0252
2015	$1.1375	$1.1463	$1.1657	$1.1442	$1.1245	$1.0329

MONTH-END NET ASSET VALUE PER UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2014	$0.9091	$0.9277	$0.8984	$0.9031	$0.9565	$0.9776
2015	$1.0783	$1.0858	$1.1033	$1.0821	$1.0625	$0.9752

MONTH-END NET ASSET VALUE PER UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2014	NA	NA	NA	NA	NA	NA
2015	NA	NA	NA	NA	$0.9840	$0.9050

MONTH-END NET ASSET VALUE PER UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2014	$0.9708	$0.9919	$0.9617	$0.9678	$1.0263	$1.0501
2015	$1.1678	$1.1773	$1.1976	$1.1759	$1.1560	$1.0623

MONTH-END NET ASSET VALUE PER UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2014	$1.1920	$1.2189	$1.1830	$1.1915	$1.2647	$1.2953
2015	$1.4497	$1.4628	$1.4895	NA	NA	NA

MONTH-END NET ASSET VALUE PER UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2014	$1.0096	$1.0333	$1.0036	$1.0118	$1.0748	$1.1017
2015	$1.2397	$1.2513	$1.2744	$1.2529	$1.2333	$1.1347

MONTH-END NET ASSET VALUE PER UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2014	$0.8821	$0.9021	$0.8755	$0.8818	$0.9360	$0.9586
2015	$1.0729	$1.0826	$1.1023	$1.0833	$1.0660	$0.9804

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

For the six month period ended June 30, 2015, Fund capital decreased 46.58% from $86,519,327 to $46,218,956.  This decrease was attributable to the net profit from operations of $1,741,125, coupled with the redemption of 30,510,386 redeemable Units resulting in an outflow of $43,084,643.  The cash outflow was offset with cash inflow of $1,043,147 due to subscriptions of 953,390 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker or directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profit (loss), net and change in unrealized profit (loss), net on futures contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant” and the Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2015 to June 30, 2015

January 1, 2015 to March 31, 2015

The Fund experienced a net trading profit of $11,101,791 before brokerage commissions and related fees in the first quarter of 2015. The Fund’s profits were primarily attributable to interest rates, stock indices, currency and energy sectors. The metals and agriculture sectors posted losses.

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

April 1, 2015 to June 30, 2015

The Fund experienced a net trading loss of $7,270,683 before brokerage commissions and related fees in the second quarter of 2015. The Fund’s losses were primarily attributable to metals, stock indices, agriculture, energy, currency and interest rate sectors.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to gold and silver being down in the face of U.S. dollar weakness. Losses were posted to the Fund in the middle of the quarter due to the Fund’s short positioning in metals. Profits were posted to the Fund at the end of the quarter. Metals were the lone positive performing sector, with copper and palladium among the top performing markets for the Fund in June.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April, the Fund maintained long exposure to the equities sector, favoring Asian and U.S. equities over EU equities for the majority of April. This regional diversification benefitted performance, and despite an aggressive sell off towards the end of April, equities posted a positive return. Profits were posted to the Fund in the middle of the quarter.  Exposure remained fairly balanced across the three major regions, the United States, Europe and Asia, with U.S. equities posting positive performance. Losses were posted to the Fund at the end of the quarter. The Fund maintained mixed exposures to equities throughout June but ended June with an overall aggregate short exposure. General weakness throughout June was apparent. The close of June brought about a downturn in European and U.S. equities resulting from concerns over Greece. The Shanghai Composite saw large daily swings in both directions. Short positioning in the VIX was among the worst performing positions in June.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April agriculture was strong with gains in short corn and wheat positions, where both trended lower in the face of good supply and higher yields due to better weather. Losses were posted to the Fund in the middle of the quarter as the crops sector was a detractor for May. Losses were posted to the Fund at the end of the quarter. Short positioning in crops in the beginning of June largely contributed to the negative performance as adverse weather conditions fuelled a large rally towards the end of June. Short wheat and corn positions were large contributors to the negative performance in the crop sector.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. In the energy sector, U.S. dollar weakness and tensions in the Middle East led to a positive environment for energy prices. Higher prices for West Texas Intermediate continued to put pressure on short positions. Losses were posted to the Fund in the middle of the quarter as energies was the largest detractor of the three commodities sectors. Losses were posted to the Fund at the end of the quarter. Short positioning in energies proved difficult with short natural gas positions causing a drag on performance after prices came off their lows from early in June.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The currency sector saw negative performance in April. Large volatility due to over positioning in short Euro and long U.S. dollar against many other currencies contributed to negative performance. Profits were posted to the Fund in the middle of the quarter. The currency sector contributed positively in May. U.S. dollar strength against other currencies resulted in positive contribution from the sector. The short Japanese yen and Swedish krona forward positions were top contributors for the Fund. Losses were posted to the Fund at the end of the quarter. Currencies were one of the worst performing sectors in June. For the most part, the U.S. dollar traded sideways throughout June. This was largely due to Euro/U.S. dollar appearing stuck in a small range for much of June despite equities and bonds both moving aggressively on Greek headlines. The short Swedish krona forward position was the largest detractor in the sector.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. In April, the fixed income sector saw a positive start as yields fell in major developed bond markets. However, a reversal towards the end of April erased performance, with yields in Germany rallying off the lows to end April. Losses were posted to the Fund in the middle of the quarter. Losses were led by the bond sector as bond markets experienced volatility and price declines. Losses were posted to the Fund at the end of the quarter. Long positioning across fixed income markets continued through June. German bonds continued to sell off in June. Investor concerns over liquidity and inventory levels played out in volatile short term moves. Long positioning in the Japanese 10 YR accounted for the biggest losses in the bond sector. Eurodollar was the largest detractor in the rates sector with varied exposure throughout June, ending June with long exposure.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2015 and 2014 the Fund’s average capitalization was $72,352,848 and $98,047,402, respectively.

		June 30, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$74,423	0.10%	$96,445	$41,374
Currencies	871,275	1.20%	1,566,819	204,561
Energy	656,348	0.91%	773,828	413,932
Interest Rates	4,730,230	6.54%	6,155,945	2,613,022
Metals	177,702	0.25%	274,142	70,754
Stock Indices	1,045,747	1.45%	1,344,426	751,770
Total	$7,555,725	10.45%	$10,211,605	$4,095,413

		June 30, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$2,336,153	2.38%	$3,420,214	$1,137,530
Currencies	2,896,843	2.95%	4,173,786	1,450,305
Energy	1,109,476	1.13%	1,911,421	591,449
Interest Rates	2,682,064	2.74%	4,474,454	1,540,184
Metals	315,729	0.32%	510,750	125,076
Stock Indices	1,646,225	1.68%	3,355,866	242,835
Total	$10,986,490	11.20%	$17,846,491	$5,087,379

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector. There have been no material changes at June 30, 2015.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn, and grains accounted for the substantial bulk of the Fund’s agricultural commodities exposure.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014. There have been no material changes at June 30, 2015.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

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

Non-Trading Risk

The Fund controls the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
CLASS A	Amount	Units	NAV (1)
Jan-15	$273,450	257,147	$1.0634
Feb-15	—	—	1.1375
Mar-15	—	—	1.1463
Apr-15	80,190	68,791	1.1657
May-15	48,750	42,606	1.1442
Jun-15	54,728	48,669	1.1245
Jul-15	9,900	9,585	1.0329

	Subscription
CLASS C	Amount	Units	NAV (1)
Jan-15	$23,000	22,796	$1.0089
Feb-15	20,000	18,548	1.0783
Mar-15	—	—	1.0858
Apr-15	192,000	174,023	1.1033
May-15	96,000	88,716	1.0821
Jun-15	52,000	48,942	1.0625
Jul-15	163,000	167,145	0.9752

	Subscription
CLASS I	Amount	Units	NAV (1)
Jan-15	$—	—	$1.0914
Feb-15	—	—	1.1678
Mar-15	—	—	1.1773
Apr-15	—	—	1.1976
May-15	—	—	1.1759
Jun-15	—	—	1.1560
Jul-15	—	—	1.0623

	Subscription
CLASS DS	Amount	Units	NAV (1)
Jan-15	$—	—	$1.3536
Feb-15	—	—	1.4497
Mar-15	—	—	1.4628
Apr-15	—	—	1.4895
May-15	—	—	—
Jun-15	—	—	—
Jul-15	—	—	—

	Subscription
CLASS DT	Amount	Units	NAV (1)
Jan-15	$87,929	75,991	$1.1571
Feb-15	—	—	1.2397
Mar-15	—	—	1.2513
Apr-15	—	—	1.2744
May-15	—	—	1.2529
Jun-15	—	—	1.2333
Jul-15	85,662	75,493	1.1347

	Subscription
CLASS M	Amount	Units	NAV (1)
Jan-15	$—	—	$1.0018
Feb-15	100,000	93,205	1.0729
Mar-15	15,000	13,856	1.0826
Apr-15	—	—	1.1023
May-15	—	—	1.0833
Jun-15	—	—	1.0660
Jul-15	—	—	0.9804

	Subscription
CLASS D	Amount	Units	NAV (1)
Jan-15	$—	—	$—
Feb-15	—	—	—
Mar-15	—	—	—
Apr-15	—	—	—
May-15	100	100	1.0000
Jun-15	—	—	0.9840
Jul-15	—	—	0.9050

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                         Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)