Form 10-Q
period 2015-09-30
ML BlueTrend FuturesAccess LLC
filed 2015-11-13
CIK 1471270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015 45,893,930 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31 ,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $5,222,925 for 2015 and $13,831,321 for 2014)	$49,312,239	$84,392,795
Unrealized profit on open futures contracts	2,221,367	5,172,855
Unrealized profit on open forwards contracts	708,182	1,629,265
Cash and cash equivalents	566,554	447,891
Other assets	21	3,179

TOTAL ASSETS	$52,808,363	$91,645,985

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$5,223	$5,867
Sponsor and Performance fees payable	305,287	203,132
Redemptions payable	872,490	746,054
Unrealized loss on open futures contracts	698,953	3,036,436
Unrealized loss on open forwards contracts	892,310	945,840
Other liabilities	238,080	189,329

Total liabilities	3,012,343	5,126,658

MEMBERS’ CAPITAL:
Members’ Capital (45,893,930 Units and 75,062,259 Units outstanding; unlimited Units authorized)	49,796,020	86,519,327
Total members’ capital	49,796,020	86,519,327

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$52,808,363	$91,645,985

NET ASSET VALUE PER UNIT:

Class A	$1.0994	$1.0634
Class C	$1.0354	$1.0089
Class D	$0.9669	$—
Class I	$1.1318	$1.0914
Class DS*	$—	$1.3536
Class DT	$1.2136	$1.1571
Class M	$1.0475	$1.0018

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
TRADING PROFIT (LOSS):

Realized, net	$1,472,518	$2,829,486	$9,071,491	$9,572,343
Change in unrealized, net	2,286,307	(2,396,379)	(1,481,558)	(4,188,895)
Brokerage commissions	(63,715)	(103,480)	(309,874)	(417,590)

Total trading profit (loss), net	3,695,110	329,627	7,280,059	4,965,858

INVESTMENT INCOME (EXPENSE):
Interest, net	(463)	1,964	247	3,851

EXPENSES:
Management fee	172,199	406,830	729,873	1,359,992
Sponsor fee	186,986	207,986	592,865	678,184
Performance fee	184,801	—	784,002	—
Other	139,869	119,624	421,649	411,482
Total expenses	683,855	734,440	2,528,389	2,449,658

NET INVESTMENT INCOME (LOSS)	(684,318)	(732,476)	(2,528,142)	(2,445,807)

NET INCOME (LOSS)	$3,010,792	$(402,849)	$4,751,917	$2,520,051

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,646,734	4,000,006	3,797,074	4,710,166
Class C	25,658,641	30,444,152	26,531,438	33,887,060
Class D**	100	—	100	—
Class I	2,077,876	2,456,768	2,093,106	3,206,488
Class DS*	—	26,384,475	24,806,229	32,369,562
Class DT	9,459,633	10,504,400	9,505,234	11,847,618
Class M	5,164,068	5,137,245	5,274,110	4,621,130

Net income (loss) per weighted average Unit
Class A	$0.0667	$(0.0058)	$0.0354	$0.0174
Class C	$0.0606	$(0.0088)	$0.0300	$0.0182
Class D**	$0.0617	$—	$(0.0332)	$—
Class I	$0.0699	$(0.0052)	$0.0411	$0.0101
Class DS*	$—	$(0.0029)	$0.1154	$0.0337
Class DT	$0.0766	$0.0003	$0.0678	$0.0472
Class M	$0.0666	$(0.0052)	$0.0435	$0.0297

*Units fully redeemed as of April 30, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2015 to April 30, 2015.)

** Units fully redeemed as of December 31, 2013. Units reissued on May 1, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period May 1, 2015 to September 30, 2015.)

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital September 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital September 30, 2015

Class A	6,205,276	80,426	(2,356,466)	3,929,236	3,681,307	426,798	(491,998)	3,616,107
Class C	36,389,842	6,745,178	(13,828,647)	29,306,373	27,903,528	520,170	(3,203,037)	25,220,661
Class D**	—	—	—	—	—	100	—	100
Class I	4,423,168	89,719	(2,105,496)	2,407,391	2,112,602	—	(51,132)	2,061,470
Class DS*	40,760,743	—	(14,922,090)	25,838,653	25,956,877	—	(25,956,877)	—
Class DT	13,436,067	—	(3,182,128)	10,253,939	10,137,574	1,690,858	(1,791,147)	10,037,285
Class M	4,366,217	4,108,122	(2,861,508)	5,612,831	5,270,371	255,839	(567,903)	4,958,307

Total Members’ Units	105,581,313	11,023,445	(39,256,335)	77,348,423	75,062,259	2,893,765	(32,062,094)	45,893,930

*Units fully redeemed as of April 30, 2015.

**Units reissued May 1, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2015
Class A	$6,141,004	$79,020	$(2,297,780)	$81,988	$4,004,232	$3,914,576	$467,018	$(540,167)	$134,240	$3,975,667
Class C	34,513,938	6,245,000	(12,968,181)	617,614	28,408,371	28,153,234	546,000	(3,382,779)	795,943	26,112,398
Class D**	—	—	—	—	—	—	100	—	(3)	97
Class I	4,474,756	88,000	(2,079,748)	32,419	2,515,427	2,305,631	—	(58,433)	85,924	2,333,122
Class DS*	50,584,682	—	(18,281,835)	1,091,084	33,393,931	35,135,941	—	(37,998,300)	2,862,359	—
Class DT	14,111,529	—	(3,371,266)	559,662	11,299,925	11,730,252	2,024,842	(2,218,288)	644,255	12,181,061
Class M	4,010,087	3,803,517	(2,582,445)	137,284	5,368,443	5,279,693	269,000	(584,217)	229,199	5,193,675

Total Members’ Capital	$113,835,996	$10,215,537	$(41,581,255)	$2,520,051	$84,990,329	$86,519,327	$3,306,960	$(44,782,184)	$4,751,917	$49,796,020

*Units fully redeemed as of April 30, 2015.

**Units reissued May 1, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D*	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0329	$0.9752	$1.0623	$0.9050	$1.1347	$0.9804

Net realized and net change in unrealized trading profit(loss)	0.0832	0.0785	0.0856	0.0728	0.0915	0.0790
Brokerage commissions	(0.0014)	(0.0013)	(0.0015)	(0.0013)	(0.0016)	(0.0013)
Interest income, net (b)	(0.0000)	(0.0000)	(0.0000)	0.0000	(0.0000)	(0.0000)
Expenses	(0.0153)	(0.0170)	(0.0146)	(0.0096)	(0.0110)	(0.0106)

Net asset value, end of period	$1.0994	$1.0354	$1.1318	$0.9669	$1.2136	$1.0475

Total Return: (a) (d)

Total return before Performance fees	6.83%	6.55%	6.93%	7.23%	7.37%	7.23%
Performance fees	-0.39%	-0.38%	-0.39%	-0.39%	-0.41%	-0.39%
Total return after Performance fees	6.44%	6.17%	6.54%	6.84%	6.96%	6.84%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.05%	1.30%	0.94%	0.67%	0.54%	0.67%
Performance fees	0.36%	0.36%	0.36%	0.36%	0.38%	0.36%
Expenses (including Performance fees)	1.41%	1.66%	1.30%	1.03%	0.92%	1.03%

Net investment income (loss) (excluding Performance fees)	-1.05%	-1.30%	-0.94%	-0.67%	-0.54%	-0.67%
Performance fees	-0.36%	-0.36%	-0.36%	-0.36%	-0.38%	-0.36%
Net investment income (loss) (including Performance fees)	-1.41%	-1.66%	-1.30%	-1.03%	-0.92%	-1.03%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

*Units reissued May 1, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D**	Class DS*	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0634	$1.0089	$1.0914	$1.0000	$1.3536	$1.1571	$1.0018

Net realized and net change in unrealized trading profit(loss)	0.0780	0.0740	0.0801	(0.0309)	0.1444	0.0848	0.0735
Brokerage commissions	(0.0052)	(0.0049)	(0.0054)	(0.0028)	(0.0028)	(0.0057)	(0.0049)
Interest income, net (b)	(0.0000)	(0.0000)	(0.0000)	0.0000	0.0000	(0.0000)	(0.0000)
Expenses	(0.0368)	(0.0426)	(0.0343)	0.0006	(0.0313)	(0.0226)	(0.0229)
Net asset value, before full redemption	1.0994	1.0354	1.1318	0.9669	1.4639	1.2136	1.0475
Less redemption	—	—	—	—	1.4639	—	—

Net asset value, end of period	$1.0994	$1.0354	$1.1318	$0.9669	$—	$1.2136	$1.0475

Total Return: (a) (d)

Total return before Performance fees	3.75%	2.99%	4.07%	-4.41%	9.70%	5.32%	4.92%
Performance fees	-0.37%	-0.37%	-0.37%	1.10%	-1.55%	-0.44%	-0.36%
Total return after Performance fees	3.38%	2.62%	3.70%	-3.31%	8.15%	4.88%	4.56%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	2.95%	3.71%	2.65%	2.00%	1.61%	1.44%	1.82%
Performance fees	0.34%	0.34%	0.34%	-1.14%	1.49%	0.42%	0.34%
Expenses (including Performance fees)	3.29%	4.05%	2.99%	0.86%	3.10%	1.86%	2.16%

Net investment income (loss) (excluding Performance fees)	-2.95%	-3.71%	-2.65%	-2.00%	-1.61%	-1.44%	-1.82%
Performance fees	-0.34%	-0.34%	-0.34%	1.14%	-1.49%	-0.42%	-0.34%
Net investment income (loss) (including Performance fees)	-3.29%	-4.05%	-2.99%	-0.86%	-3.10%	-1.86%	-2.16%

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

**Units reissued May 1, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0252	$0.9776	$1.0501	$1.2953	$1.1017	$0.9586

Net realized and net change in unrealized trading profit(loss)	0.0055	0.0052	0.0056	0.0069	0.0059	0.0051
Brokerage commissions	(0.0012)	(0.0012)	(0.0012)	(0.0015)	(0.0013)	(0.0011)
Interest income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0104)	(0.0122)	(0.0096)	(0.0083)	(0.0043)	(0.0061)

Net asset value, end of period	$1.0191	$0.9694	$1.0449	$1.2924	$1.1020	$0.9565

Total Return: (a) (d)

Total return before Performance fees	-0.59%	-0.84%	-0.49%	-0.22%	0.03%	-0.22%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-0.59%	-0.84%	-0.49%	-0.22%	0.03%	-0.22%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (c)	1.01%	1.26%	0.91%	0.64%	0.39%	0.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.01%	1.26%	0.91%	0.64%	0.39%	0.64%

Net investment income (loss) (excluding Performance fees)	-1.01%	-1.26%	-0.91%	-0.64%	-0.39%	-0.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.01%	-1.26%	-0.91%	-0.64%	-0.39%	-0.64%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit.

(c) The expense ratios do not include brokerage commissions.

(d) The ratios and total return are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$0.9896	$0.9485	$1.0117	$1.2410	$1.0503	$0.9184

Net realized and net change in unrealized trading profit(loss)	0.0638	0.0609	0.0654	0.0807	0.0687	0.0597
Brokerage commissions	(0.0042)	(0.0040)	(0.0043)	(0.0053)	(0.0045)	(0.0039)
Interest income, net	0.0000	0.0000	0.0000	0.0001	0.0000	0.0000
Expenses	(0.0301)	(0.0360)	(0.0279)	(0.0241)	(0.0125)	(0.0177)

Net asset value, end of period	$1.0191	$0.9694	$1.0449	$1.2924	$1.1020	$0.9565

Total Return: (a) (c)

Total return before Performance fees	2.98%	2.20%	3.28%	4.14%	4.93%	4.14%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	2.98%	2.20%	3.28%	4.14%	4.93%	4.14%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	3.06%	3.82%	2.76%	1.93%	1.18%	1.93%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	3.06%	3.82%	2.76%	1.93%	1.18%	1.93%

Net investment income (loss) (excluding Performance fees)	-3.06%	-3.81%	-2.76%	-1.93%	-1.17%	-1.93%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-3.06%	-3.81%	-2.76%	-1.93%	-1.17%	-1.93%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios are not annualized.

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates, or third parties, as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2015 and December 31, 2014 and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2015 and December 31, 2014, are as follows:

September 30, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	92	$(12,952)	-0.03%	(200)	$83,388	0.17%	$70,436	0.14%	November 2015 - December 2015
Currencies-Forwards*	77,781,844	(466,049)	-0.94%	(96,478,964)	281,921	0.57%	(184,128)	-0.37%	December 2015
Energy	1	(590)	0.00%	(143)	127,309	0.26%	126,719	0.26%	October 2015 - January 2016
Interest rates	1,469	894,115	1.80%	(243)	(50,891)	-0.10%	843,224	1.70%	December 2015 - September 2019
Metals	210	(22,342)	-0.04%	(271)	540,546	1.09%	518,204	1.05%	October 2015 - January 2016
Stock indices	48	(13,680)	-0.03%	(195)	(22,489)	-0.05%	(36,169)	-0.08%	October 2015 - December 2015

Total		$378,502	0.76%		$959,784	1.94%	$1,338,286	2.70%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	237	$(197,940)	-0.23%	(280)	$(49,009)	-0.06%	$(246,949)	-0.29%	March 2015
Currencies-Forwards*	79,830,267	(490,902)	-0.57%	(112,103,635)	1,174,327	1.36%	683,425	0.79%	March 2015
Energy	—	—	0.00%	(101)	614,270	0.71%	614,270	0.71%	January 2015 - April 2015
Interest rates	3,925	1,658,552	1.92%	—	—	0.00%	1,658,552	1.92%	March 2015 - December 2018
Metals	332	(1,654,290)	-1.91%	(407)	1,332,879	1.54%	(321,411)	-0.37%	January 2015 - April 2015
Stock indices	870	847,057	0.98%	(171)	(415,100)	-0.48%	431,957	0.50%	January 2015 - April 2015

Total		$162,477	0.19%		$2,657,367	3.07%	$2,819,844	3.26%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2015 or the year ended December 31, 2014.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2015 and December 31, 2014, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$2,221,367	$1,459,065	$762,302	$—
Forwards	708,182	—	708,182	—
	$2,929,549	$1,459,065	$1,470,484	$—

Liabilities
Futures	$698,953	$447,890	$251,063	$—
Forwards	892,310	—	892,310	—
	$1,591,263	$447,890	$1,143,373	$—

September 30, 2015	$1,338,286	$1,011,175	$327,111	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$5,172,855	$3,866,451	$1,306,404	$—
Forwards	1,629,265	—	1,629,265	—
	$6,802,120	$3,866,451	$2,935,669	$—

Liabilities
Futures	$3,036,436	$1,379,871	$1,656,565	$—
Forwards	945,840	—	945,840	—
	$3,982,276	$1,379,871	$2,602,405	$—

December 31, 2014	$2,819,844	$2,486,580	$333,264	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments are disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2015 and 2014:

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(282,860)	$(1,085,279)
Currencies	333,965	(593,956)
Energy	1,469,383	671,815
Interest rates	1,661,970	5,393,939
Metals	1,158,254	1,084,644
Stock indices	(581,887)	2,118,770

Total, net	$3,758,825	$7,589,933

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$1,966,280	$2,551,316
Currencies	498,396	97,197
Energy	(2,444,660)	(3,363,514)
Interest rates	1,453,891	9,016,966
Metals	4,332	(1,181,804)
Stock indices	(1,045,132)	(1,736,713)

Total, net	$433,107	$5,383,448

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

5.    RELATED PARTY TRANSACTIONS

MLAI owns 100 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2015.

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2015, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2015, and 2014 amounted to $5,600 and $4,355, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2015, and 2014 amounted to $23,461 and  $14,625, respectively, of which $6,298 and $2,936 was payable to the Transfer Agent as of September 30, 2015 and December 31, 2014, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, and all other liabilities of the Fund. MLAI or its delegates are authorized to make all Net Asset Value determinations.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors is a useful performance measure for the investors of the Fund. Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2014	$0.9493	$0.9696	$0.9398	$0.9455	$1.0023	$1.0252	$0.9999	$1.0480	$1.0191
2015	$1.1375	$1.1463	$1.1657	$1.1442	$1.1245	$1.0329	$1.0892	$1.0912	$1.0994

MONTH-END NET ASSET VALUE PER UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2014	$0.9091	$0.9277	$0.8984	$0.9031	$0.9565	$0.9776	$0.9527	$0.9977	$0.9694
2015	$1.0783	$1.0858	$1.1033	$1.0821	$1.0625	$0.9752	$1.0274	$1.0285	$1.0354

MONTH-END NET ASSET VALUE PER UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2014	NA	NA	NA	NA	NA	NA	NA	NA	NA
2015	NA	NA	NA	NA	$0.9840	$0.9050	$0.9555	$0.9584	$0.9669

MONTH-END NET ASSET VALUE PER UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2014	$0.9708	$0.9919	$0.9617	$0.9678	$1.0263	$1.0501	$1.0246	$1.0742	$1.0449
2015	$1.1678	$1.1773	$1.1976	$1.1759	$1.1560	$1.0623	$1.1205	$1.1229	$1.1318

MONTH-END NET ASSET VALUE PER UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2014	$1.1920	$1.2189	$1.1830	$1.1915	$1.2647	$1.2953	$1.2649	$1.3275	$1.2924
2015	$1.4497	$1.4628	$1.4895	NA	NA	NA	NA	NA	NA

MONTH-END NET ASSET VALUE PER UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2014	$1.0096	$1.0333	$1.0036	$1.0118	$1.0748	$1.1017	$1.0768	$1.1309	$1.1020
2015	$1.2397	$1.2513	$1.2744	$1.2529	$1.2333	$1.1347	$1.1985	$1.2026	$1.2136

MONTH-END NET ASSET VALUE PER UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2014	$0.8821	$0.9021	$0.8755	$0.8818	$0.9360	$0.9586	$0.9361	$0.9824	$0.9565
2015	$1.0729	$1.0826	$1.1023	$1.0833	$1.0660	$0.9804	$1.0351	$1.0383	$1.0475

Liquidity and Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash with the brokers. Changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit or loss potential might increase. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow. The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

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

For the nine month period ended September 30, 2015, Fund capital decreased 42.45% from $86,519,327 to $49,796,020.  This decrease was attributable to the net profit from operations of $4,751,917, coupled with the redemption of 32,062,094 redeemable Units resulting in an outflow of $44,782,184.  The cash outflow was offset with cash inflow of $3,306,960 due to subscriptions of 2,893,765 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The current short term interest rates have remained extremely low when compared with historical rates and thus have contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each member is individually responsible for reporting income or loss based on such member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2015 to September 30, 2015

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

July 1, 2015 to September 30, 2015

The Fund experienced a net trading profit of $3,758,825 before brokerage commissions and related fees in the third quarter of 2015. The Fund’s profits were primarily attributable to interest rates, energy, metals and currency sectors. The agriculture and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. In July, the Fund benefitted from a long bias in bonds as bonds rallied towards the end of July. The largest positive contributor in the sector was the long EURO-BTP, with additional positive contributions from significant long positions in the U.S. 5 year and Japan 10 year bonds. The risk steadily increased throughout July. Profits were posted to the Fund in the middle of the quarter. The Fund managed a positive return from fixed income in August, with the Eurodollar and the U.K. gilts amongst the best performers. Profits were posted to the Fund at the end of the quarter. Short term interest rates were mainly seen in the Eurodollar and Brazilian contracts where both had large moves and resulted in strong positive performance. The Eurodollar moved higher after the Federal Open Market Committee meeting and continued to trend higher in September. Brazilian short rates moved aggressively higher as the currency sold off to lows versus the U.S. dollar.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter as the Fund saw significant contributions to performance from short positions in West Texas Intermediate and Brent crude. Negotiations between the US and Iran resulted in implicit ramifications for oil markets, as traders anticipate an increase in supply if Iran is no longer subjected to an embargo. Profits resulted from this as the Fund was positioned to take advantage of the oil sell-off. Profits were posted to the Fund in the middle of the quarter. Despite the strong price action, the Fund saw positive returns in a number of energy markets. Specifically, short positions in heating oil, West Texas Intermediate and Brent crude were amongst the top performing contracts. Profits were posted to the Fund at the end of the quarter as West Texas Intermediate and Brent crude traded lower throughout September resulting in positive returns in energies that allowed the commodities complex to contribute positively to performance.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter due the Fund’s short positions in copper. The Fund also took advantage of the often aggressive markdowns seen in gold. Profits were posted to the Fund in the middle of the quarter due to the Fund’s short positioning in base metals, which provided small positive returns. Losses were posted to the Fund at the end of the quarter. The Fund saw slightly negative returns in metals in September, despite general weakness in the space. There was a strong bid mid-month that made it difficult to reap the benefits of lower prices. Platinum contributed positively to performance, but not enough to offset losses from copper, palladium, and gold.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Currencies were one of the top positive contributors throughout July as short Swedish krona, followed by short Canadian dollar positions were the top contributors in the currencies space. Losses were posted to the Fund in the middle of the quarter as slightly larger negative returns seen in developed currencies, specifically short EURO and Swedish krona positions, offset the positive gains and resulted in the sector’s negative performance. Losses were posted to the Fund at the end of the quarter. Currencies overall detracted from performance in September. For the most part the U.S. dollar was flat in September, whereas some emerging market currencies saw declines as a result of political turmoil. The U.S. dollar finished September close to where it started, despite a mid-month dip, after the Federal Open Market Committee failed to raise rates which caused some profit-taking by longs.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter. Crops were a slight detractor on performance, mainly due to long soybean positions that flipped short at the end of July. Losses were posted to the Fund in the middle of the quarter as crops detracted from performance in August mainly due to a short position in soybeans. Losses were posted to the Fund at the end of the quarter. Crops detracted from performance, mainly due to short positioning in corn and wheat which experienced large short squeezes.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter. In July, U.S. dollar strength, political instability and weakness in commodities led to poor performance from emerging market equities. Losses were posted to the Fund in the middle of the quarter.

The equities sector was the largest detractor from performance for August. Equities started August with net long exposure, however transitioned to net short by month-end. Despite a quiet start to August, global equities on aggregate plunged. This negative contribution was mainly due to a short position in the VIX, which was the largest detractor in the Fund for August. Losses were posted to the Fund at the end of the quarter. September was generally a difficult month for short equity positions in all regions due to the short term squeeze that occurred after the Federal Open Market Committee meeting. Major indices did re-test the August lows towards the end of September, as news flow became very bearish on individual sectors like autos and commodities.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2015 and 2014 the Fund’s average capitalization was $65,338,236 and $94,260,526, respectively.

	September 30, 2015
	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$88,379	0.14%	$153,208	$41,374
Currencies	838,829	1.28%	1,566,819	204,561
Energy	544,027	0.83%	773,828	261,379
Interest Rates	3,627,609	5.55%	6,155,945	1,164,038
Metals	382,269	0.59%	1,042,635	70,754
Stock Indices	800,745	1.23%	1,344,426	254,304

Total	$6,281,858	9.62%	$11,036,861	$1,996,410

	September 30, 2014
	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$2,355,611	2.50%	$3,420,214	$1,137,530
Currencies	2,394,078	2.54%	4,173,786	1,269,667
Energy	1,044,946	1.11%	1,911,421	591,449
Interest Rates	2,559,797	2.72%	4,474,454	1,540,184
Metals	247,435	0.26%	510,750	101,357
Stock Indices	1,695,899	1.80%	3,355,866	242,835

Total	$10,297,766	10.93%	$17,846,491	$4,883,022

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector. There have been no material changes at September 30, 2015.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014. There have been no material changes at September 30, 2015.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-15	$273,450	257,147	$1.0634
Feb-15	—	—	1.1375
Mar-15	—	—	1.1463
Apr-15	80,190	68,791	1.1657
May-15	48,750	42,606	1.1442
Jun-15	54,728	48,669	1.1245
Jul-15	9,900	9,585	1.0329
Aug-15	—	—	1.0892
Sep-15	—	—	1.0912
Oct-15	—	—	1.0994

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-15	$23,000	22,796	$1.0089
Feb-15	20,000	18,548	1.0783
Mar-15	—	—	1.0858
Apr-15	192,000	174,023	1.1033
May-15	96,000	88,716	1.0821
Jun-15	52,000	48,942	1.0625
Jul-15	163,000	167,145	0.9752
Aug-15	—	—	1.0274
Sep-15	—	—	1.0285
Oct-15	10,000	9,658	1.0354

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$1.0914
Feb-15	—	—	1.1678
Mar-15	—	—	1.1773
Apr-15	—	—	1.1976
May-15	—	—	1.1759
Jun-15	—	—	1.1560
Jul-15	—	—	1.0623
Aug-15	—	—	1.1205
Sep-15	—	—	1.1229
Oct-15	—	—	1.1318

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$1.3536
Feb-15	—	—	1.4497
Mar-15	—	—	1.4628
Apr-15	—	—	1.4895
May-15	—	—	—
Jun-15	—	—	—
Jul-15	—	—	—
Aug-15	—	—	—
Sep-15	—	—	—
Oct-15	—	—	—

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-15	$87,929	75,991	$1.1571
Feb-15	—	—	1.2397
Mar-15	—	—	1.2513
Apr-15	—	—	1.2744
May-15	—	—	1.2529
Jun-15	—	—	1.2333
Jul-15	85,662	75,493	1.1347
Aug-15	—	—	1.1985
Sep-15	1,851,251	1,539,374	1.2026
Oct-15	—	—	1.2136

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$1.0018
Feb-15	100,000	93,205	1.0729
Mar-15	15,000	13,856	1.0826
Apr-15	—	—	1.1023
May-15	—	—	1.0833
Jun-15	—	—	1.0660
Jul-15	—	—	0.9804
Aug-15	154,000	148,778	1.0351
Sep-15	—	—	1.0383
Oct-15	—	—	1.0475

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$—
Feb-15	—	—	—
Mar-15	—	—	—
Apr-15	—	—	—
May-15	100	100	1.0000
Jun-15	—	—	0.9840
Jul-15	—	—	0.9050
Aug-15	—	—	0.9555
Sep-15	—	—	0.9584
Oct-15	—	—	0.9669

(1) Beginning of the month Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units, Class DT Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                         Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 13, 2015	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)