Form 10-K
period 2015-12-31
ML BlueTrend FuturesAccess LLC
filed 2016-03-18
CIK 1471270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015

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

New York, New York 10281

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

As of February 29, 2016 Units of limited liability company interest with an aggregate Net Asset Value of $33,256,198 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2015 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2015, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-657-3784.

ML BLUETREND FUTURESACCESS LLC

ANNUAL REPORT FOR 2015 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML BlueTrend FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Systematica Investments Limited (acting as general partner of Systematica Investments LP) (the “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor trades the BlueTrend Program (the “Trading Program”) for the Fund.   The Trading Advisor has delegated the day-to-day operation of the Trading Program to an affiliated sub-investment manager, Systematica Investments Jersey Limited and may in the future delegate to other affiliated sub-investment managers.

Effective as of January 1, 2015 Systematica Investments Limited replaced BlueCrest Capital Management Limited as the trading advisor for the Fund.  The Trading Advisor trades the BlueTrend Program (the “Trading Program”) for the Fund. BlueCrest Capital Management Limited (the “Former Trading Advisor”) transferred assets and liabilities to Systematica Investments Limited (the “New Trading Advisor”). The Former Trading Advisor and the New Trading Advisor have informed MLAI that this restructuring was undertaken as a result of the Former Trading Advisor’s spinning off the Trading Program into a separate advisory firm.

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

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BofA Corp.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

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

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

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

As of December 31, 2015, the Net Asset Value of the Fund was $33,879,085.  As of December 31, 2015, the Net Asset Value per Unit was $1.0657 for Class A, $1.0011 for Class C, $0.9407 for Class D, $1.0981 for Class I and $1.0191 for Class M. Effective as of April 30, 2015 all Class DS Units were redeemed.  Effective as of December 31, 2015 all Class DT Units were redeemed.

Since the Fund began trading activities, the highest and lowest period-end Net Asset Value per Unit are listed below. The highest period-end Net Asset Value per Unit for Class A was $1.2738 (April 30, 2011) and the lowest was $0.9398 (March 31, 2014).  The highest period-end Net Asset Value per Unit for Class C was $1.2538 (April 30, 2011) and the lowest was $0.8984 (March 31, 2014).  The highest period-end Net Asset Value per Unit for Class D was $1.3027 (April 30, 2011) and the lowest was $0.9050 (June 30, 2015).  The highest period-end Net Asset Value per Unit for Class I was $1.2883 (April 30, 2011) and the lowest was $0.9617 (March 31, 2014). The highest period-end Net Asset Value per Unit for Class DS was $1.5347 (April 30, 2011) and the lowest was $1.0408 (September 30, 2008). The highest period-end Net Asset Value per Unit for Class DT was $1.2744 (March 31, 2015) and the lowest was $1.0036 (March 31, 2014). The highest period-end Net Asset Value per Unit for Class M was $1.1023 (March 31, 2015) and the lowest was $0.8755 (March 31, 2014).

The Net Asset Value of the Fund is generally calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). However, the Fund’s Limited Liability Company Operating Agreement allows MLAI to depart from U.S. GAAP in calculating the Fund’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if MLAI determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors. MLAI may depart from U.S. GAAP in calculating the Fund’s Net Asset Value for these purposes if, for example, it determines that application of U.S. GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but MLAI determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that MLAI departs from U.S. GAAP in calculating the Fund’s Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Fund’s audited financial statements will continue to be determined in accordance with U.S. GAAP.

(b)          Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Advisory Agreement Term

The Fund and MLAI are parties to an Advisory Agreement with the Trading Advisor. The Advisory Agreement will continue in effect until December 31, 2016.  Thereafter, the Advisory Agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 120 days written notice to the other party. The Advisory Agreement may, however, be terminated at any time pursuant to any of the following: (i) the Trading Advisor may terminate the Advisory Agreement upon 90 days written notice in the event that the Trading Advisor independently determines not to pursue, for any accounts, the trading strategy in which the Trading Advisor engages on behalf of the Fund; and (ii) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the Advisory agreement as a result of a material breach of the Advisory Agreement by the other party, after due notice and an opportunity to cure.  The Advisory Agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2015 fiscal year

Forward Contracts and Counterparties

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2015 and 2014, are as follows:

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	49	$(8,940)	-0.03%	(453)	$235,860	0.70%	$226,920	0.67%	March 2016
Currencies-Forwards*	47,118,237	61,597	0.18%	(58,341,822)	(126,242)	-0.37%	(64,645)	-0.19%	March 2016
Energy	—	—	0.00%	(256)	218,018	0.64%	218,018	0.64%	January 2016 - April 2016
Interest rates	758	(88,889)	-0.26%	(584)	5,166	0.01%	(83,723)	-0.25%	March 2016 - December 2019
Metals	194	7,031	0.02%	(280)	195,391	0.58%	202,422	0.60%	January 2016 - April 2016
Stock indices	93	(31,689)	-0.09%	(297)	(101,010)	-0.30%	(132,699)	-0.39%	January 2016 - March 2016

Total		$(60,890)	-0.18%		$427,183	1.26%	$366,293	1.08%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	237	$(197,940)	-0.23%	(280)	$(49,009)	-0.06%	$(246,949)	-0.29%	March 2015
Currencies-Forwards*	79,830,267	(490,902)	-0.57%	(112,103,635)	1,174,327	1.36%	683,425	0.79%	March 2015
Energy	—	—	0.00%	(101)	614,270	0.71%	614,270	0.71%	January 2015 - April 2015
Interest rates	3,925	1,658,552	1.92%	—	—	0.00%	1,658,552	1.92%	March 2015 - December 2018
Metals	332	(1,654,290)	-1.91%	(407)	1,332,879	1.54%	(321,411)	-0.37%	January 2015 - April 2015
Stock indices	870	847,057	0.98%	(171)	(415,100)	-0.48%	431,957	0.50%	January 2015 - April 2015

Total		$162,477	0.19%		$2,657,367	3.07%	$2,819,844	3.26%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swap or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could be substantially higher or lower. The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2015 the Fund employed $3,754,903 and $3,504,600 as initial margin to support futures and forward positions, respectively, representing approximately 7.78% and 7.26% respectively, of the Fund’s total assets as of such date.

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

•        held in securities brokerage accounts maintained with MLPF&S; and

•        held in segregated or secured accounts with MLPF&S, which generally invests the cash in short-term high-quality securities or other instruments viewed as cash equivalents.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates. In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BofA Corp. entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the placement of the Fund’s “cash assets” with MLPF&S or other brokers.  In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Fund’s cash assets may be held with the Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Fund’s cash assets to the Fund’s custodial bank accounts or other bank accounts.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks may be affiliated with MLAI if MLAI believes that to be in the best interests of the investors in the Fund.

MLPF&S and any other BofA Corp. affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest rate environments in which the Fund receives little or no interest on these cash assets.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$552,393	0.92%	$531,241	0.57%	$475,775	0.31%
Sponsor fee	772,655	1.28%	882,045	0.95%	937,658	0.62%
Management fee	896,970	1.49%	1,770,108	1.92%	2,951,301	1.95%
Performance fee	612,282	1.02%	—	0.00%	49,399	0.03%
Total	$2,834,300	4.71%	$3,183,394	3.44%	$4,414,133	2.91%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BofA Corp. from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BofA Corp. from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Asset Values during 2015, 2014 and 2013 equaled $60,251,788, $92,425,259 and $151,678,934, respectively.

During 2015, the interest income of the Fund was $2,004, or approximately 0.00% of the Fund’s average month-end Net Asset Values During 2014, the interest income of the Fund was $3,304, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2013, the interest income for the Fund was $2,577, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2015, 2014 and 2013, the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s brokerage commissions were approximately $5.91, $7.04 and $6.64, respectively.

MLPF&S	Use of assets	BofA Corp. may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

The Fund charges Sponsor fees on the month-end Net Asset Value at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units, and 1.1% for Class I Units. Class D Units and Class M Units are not charged Sponsor fees. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held

MLPF&S	Sales commissions

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount.

Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

MLI (or an affiliate); Other counterparties	Bid—ask spreads

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

The Fund pays a 25% annual performance fee to the Trading Advisor with respect to all Classes of Units. The performance fee is calculated based on any increase in the aggregate Net Asset Value of the Classes of Units subject to the same rate of performance fees (“Class Group”), taken together, in excess of the Class Group’s highest Net Asset Value as of any previous December 31, after adjustment for subscriptions and the performance fee then paid (“High Water Mark”). The increase in Net Asset Value on which Performance fees are calculated is prior to reduction for Sponsor fees. The performance fee is also paid on net redemptions, and the High Water Mark is proportionately reduced. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

Trading Advisor and MLAI	Management fees

The Fund pays monthly management fees to the Trading Advisor based on the month-end Net Asset Value of the Fund (prior to the reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). The management fee rate is 1.5% per year for all Classes of Units, except for Class DT Units which is charged a 1.0% annual rate. The Trading Advisor has agreed to share with MLAI an amount equal to 0.65% of the gross asset value attributable to the Units issued by the Fund, excluding Class DT Units. The Trading Advisor fee sharing arrangement with MLAI is in order to defray costs in connection with and in consideration of BofA Corp. providing certain administrative and operational support for the Fund.

Others	Operating expenses of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing offering costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or the Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses under future market conditions that are similar to conditions in which it may have achieved gains in the past.

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

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

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

While the Trading Advisor may from time to time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

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

In the past few years regulators have alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation.  Certain of these banks have been fined by, or entered into civil and criminal settlements with, various international regulators, including the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BofA Corp.  In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary, systematic and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The CFTC’s current position limit proposal would, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as MLAI hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim an exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearinghouse.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect to the individual member with whom the Fund has entered into a futures contract.

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

MLAI has historically preferred BofA Corp. affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BofA Corp. affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BofA Corp. affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non- BofA Corp. broker and from “giving up” those trades to MLPF&S or MLI.  In addition, to the extent assets are held at entities other than MLPF&S and MLI, the Sponsor may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

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

In addition, if BofA Corp. directly or indirectly owns 10% or more of the Fund, which would typically result from BofA Corp. providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BofA Corp. provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BofA Corp.’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BofA Corp. owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

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

Collateral for OTC Transactions.  Cash pledged as collateral with MLI or any other OTC prime broker for uncleared OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges, cash margin for OTC trades is not required to be segregated or held in a secured account.  With respect to cleared OTC trades, the Fund will not face a clearinghouse directly, but rather will do so through MLI or any other OTC prime broker that is registered with the CFTC and that acts as a clearing member.  The Fund may face the indirect risk of the failure of another clearing member customer to meet its obligations to its clearing member.  Such scenario could arise due to a default by the clearing member on its obligations to the clearinghouse triggered by a customer’s failure to meet its obligations to the clearing member.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  Only up to $250,000 held in the interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

Historical events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Insolvency of Dual-Registered Entities

MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the CFTC and the SEC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

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

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor or MLAI directly, while others could impact the Fund, the Trading Advisor or the MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC (and ultimately will be required to register with the SEC) and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also now requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility.  These requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.  If the Fund decides to execute derivatives transactions through these exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities—the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.  Even if the Fund indirectly participates in an exchange or execution facility, the Fund and/or the Trading Advisor may be required to consent to the exchange’s or execution facility’s jurisdiction and to the relevant rulebook, which could subject it to a wide range of regulations and other obligations, together with associated costs.  Like any other self-regulatory organization, exchanges and execution facilities regularly revise and interpret their rules, and such revisions and interpretations could adversely affect the Fund.

Although Dodd-Frank requires certain OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

While Dodd-Frank is intended to bring more stability and lower counterparty risk to derivatives markets by requiring central clearing of certain standardized derivatives trades, not all of the Fund’s trades will be subject to a clearing requirement because the trades are grandfathered or because they are bespoke, or because they are within a class that is not currently subject to mandatory clearing.  Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

The “Volcker Rule” component of the Dodd-Frank materially restricts proprietary speculative trading by banks, “bank holding companies” and other regulated entities.  As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts.  Such influx can only increase the competition for the Fund from other talented portfolio managers trading in the Fund’s investment sector.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which applies primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

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

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-E.U. counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with E.U. counterparties, which will require compliance by their non-E.U. counterparties in order to satisfy their own obligations under EMIR.  E.U. FCs or NFC+s which transact with a non-E.U. counterparty that would be classed as an FC or an NFC+ if it had been established in the E.U. will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorized central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the E.U., although draft legislation covering various classes has been proposed.

The E.U. regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to

FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the E.U.

It is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BofA Corp. is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (the “BHCA”), and to regulation by the Board of Governors of the Federal Reserve System.  If BofA Corp. directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BofA Corp. may be deemed to control the Fund for purposes of the BHCA, or if BofA Corp. is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effects on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York, 10281). MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)          Holders:

As of December 31, 2015, there were 636 holders of Units.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-15	$273,450	257,147	$1.0634
Feb-15	—	—	1.1375
Mar-15	—	—	1.1463
Apr-15	80,190	68,791	1.1657
May-15	48,750	42,606	1.1442
Jun-15	54,728	48,669	1.1245
Jul-15	9,900	9,585	1.0329
Aug-15	—	—	1.0892
Sep-15	—	—	1.0912
Oct-15	—	—	1.0994
Nov-15	44,550	41,155	1.0825
Dec-15	—	—	1.1089
Jan-16	—	—	1.0657
Feb-16	—	—	1.1282

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-15	$23,000	22,796	$1.0089
Feb-15	20,000	18,548	1.0783
Mar-15	—	—	1.0858
Apr-15	192,000	174,023	1.1033
May-15	96,000	88,716	1.0821
Jun-15	52,000	48,942	1.0625
Jul-15	163,000	167,145	0.9752
Aug-15	—	—	1.0274
Sep-15	—	—	1.0285
Oct-15	10,000	9,659	1.0354
Nov-15	10,000	9,817	1.0186
Dec-15	40,000	38,366	1.0426
Jan-16	17,000	16,981	1.0011
Feb-16	11,000	10,388	1.0589

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$1.0914
Feb-15	—	—	1.1678
Mar-15	—	—	1.1773
Apr-15	—	—	1.1976
May-15	—	—	1.1759
Jun-15	—	—	1.1560
Jul-15	—	—	1.0623
Aug-15	—	—	1.1205
Sep-15	—	—	1.1229
Oct-15	—	—	1.1318
Nov-15	—	—	1.1148
Dec-15	—	—	1.1423
Jan-16	—	—	1.0981
Feb-16	—	—	1.1629

CLASS DS

Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$1.3536
Feb-15	—	—	1.4497
Mar-15	—	—	1.4628
Apr-15	—	—	1.4895
May-15	—	—	—
Jun-15	—	—	—
Jul-15	—	—	—
Aug-15	—	—	—
Sep-15	—	—	—
Oct-15	—	—	—
Nov-15	—	—	—
Dec-15	—	—	—
Jan-16	—	—	—
Feb-16	—	—	—

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-15	$87,929	75,991	$1.1571
Feb-15	—	—	1.2397
Mar-15	—	—	1.2513
Apr-15	—	—	1.2744
May-15	—	—	1.2529
Jun-15	—	—	1.2333
Jul-15	85,662	75,493	1.1347
Aug-15	—	—	1.1985
Sep-15	1,851,251	1,539,374	1.2026
Oct-15	—	—	1.2136
Nov-15	—	—	1.1969
Dec-15	—	—	1.2280
Jan-16	—	—	—
Feb-16	—	—	—

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$1.0018
Feb-15	100,000	93,205	1.0729
Mar-15	15,000	13,856	1.0826
Apr-15	—	—	1.1023
May-15	—	—	1.0833
Jun-15	—	—	1.0660
Jul-15	—	—	0.9804
Aug-15	154,000	148,778	1.0351
Sep-15	—	—	1.0383
Oct-15	—	—	1.0475
Nov-15	—	—	1.0327
Dec-15	39,000	36,820	1.0592
Jan-16	—	—	1.0191
Feb-16	—	—	1.0802

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	$—
Feb-15	—	—	—
Mar-15	—	—	—
Apr-15	—	—	—
May-15	100	100	1.0000
Jun-15	—	—	0.9840
Jul-15	—	—	0.9050
Aug-15	—	—	0.9555
Sep-15	—	—	0.9584
Oct-15	—	—	0.9669
Nov-15	—	—	0.9532
Dec-15	—	—	0.9777
Jan-16	—	—	0.9407
Feb-16	—	—	0.9971

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011

Trading profit (loss), net:
Realized, net	$8,955,359	$11,851,426	$(11,727,253)	$7,099,428	$6,885,962
Change in unrealized, net	(2,453,551)	(1,786,161)	383,129	(3,439,687)	(2,990,881)
Brokerage commissions	(366,457)	(530,630)	(815,030)	(886,130)	(940,971)
Total trading profit (loss), net	6,135,351	9,534,635	(12,159,154)	2,773,611	2,954,110

INVESTMENT INCOME (EXPENSE):
Interest, net	2,004	3,304	2,577	(8,831)	10,526

EXPENSES:
Management fee	896,970	1,770,108	2,951,301	4,156,778	4,986,858
Performance fee	612,282	—	49,399	102,552	667
Sponsor fees	772,655	882,045	937,658	729,287	797,628
Other	552,393	531,241	475,775	555,699	593,820
Total Expenses	2,834,300	3,183,394	4,414,133	5,544,316	6,378,973

NET INVESTMENT INCOME (LOSS)	(2,832,296)	(3,180,090)	(4,411,556)	(5,553,147)	(6,368,447)

NET INCOME (LOSS)	$3,303,055	$6,354,545	$(16,570,710)	$(2,779,536)	$(3,414,337)

Balance Sheet Data	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Members’ Capital	$33,879,085	$86,519,327	$113,835,996	$170,304,436	$255,706,929
Net Asset Value per Series A Unit	1.0657	1.0634	0.9896	1.1196	1.1479
Net Asset Value per Series C Unit	1.0011	1.0089	0.9485	1.0838	1.1223
Net Asset Value per Series D Unit**	0.9407	—	—	1.1740	1.1857
Net Asset Value per Series I Unit	1.0981	1.0914	1.0117	1.1399	1.1641
Net Asset Value per Series DS Unit*	—	1.3536	1.2410	1.3830	1.3968
Net Asset Value per Series DT Unit***	—	1.1571	1.0503	1.1598	1.1614
Net Asset Value per Series M Unit****	1.0191	1.0018	0.9184	1.0235	—

*Units fully redeemed as of April 30, 2015.

**Units reissued May 1, 2015.

***Units fully redeemed as of December 31, 2015.

****Units issued on December 1, 2012.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund. Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

NET ASSET VALUE PER UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2011	$1.1843	$1.2257	$1.2100	$1.2738	$1.2297	$1.1858	$1.2197	$1.1897	$1.1893	$1.1116	$1.1277	$1.1479
2012	$1.1585	$1.1711	$1.1262	$1.1600	$1.1557	$1.0951	$1.1603	$1.1581	$1.1546	$1.0966	$1.1077	$1.1196
2013	$1.1592	$1.1422	$1.1650	$1.1837	$1.1087	$1.0140	$1.0030	$0.9942	$0.9889	$1.0201	$1.0268	$0.9896
2014	$0.9493	$0.9696	$0.9398	$0.9455	$1.0023	$1.0252	$0.9999	$1.0480	$1.0191	$1.0319	$1.0739	$1.0634
2015	$1.1375	$1.1463	$1.1657	$1.1442	$1.1245	$1.0329	$1.0892	$1.0912	$1.0994	$1.0825	$1.1089	$1.0657

NET ASSET VALUE PER UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2011	$1.1687	$1.2085	$1.1920	$1.2538	$1.2095	$1.1652	$1.1976	$1.1671	$1.1658	$1.0887	$1.1035	$1.1223
2012	$1.1318	$1.1431	$1.0984	$1.1304	$1.1253	$1.0655	$1.1279	$1.1248	$1.1205	$1.0633	$1.0732	$1.0838
2013	$1.1212	$1.1038	$1.1249	$1.1421	$1.0687	$0.9767	$0.9653	$0.9560	$0.9502	$0.9793	$0.9849	$0.9485
2014	$0.9091	$0.9277	$0.8984	$0.9031	$0.9565	$0.9776	$0.9527	$0.9977	$0.9694	$0.9807	$1.0198	$1.0089
2015	$1.0783	$1.0858	$1.1033	$1.0821	$1.0625	$0.9752	$1.0274	$1.0285	$1.0354	$1.0186	$1.0426	$1.0011

NET ASSET VALUE PER UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2010	$1.0366	$1.0722	$1.1347	$1.1661	$1.0864	$1.0895	$1.0938	$1.0910	$1.1306	$1.1666	$1.1310	$1.1993
2011	$1.2067	$1.2504	$1.2359	$1.3027	$1.2592	$1.2157	$1.2521	$1.2228	$1.2239	$1.1454	$1.1634	$1.1857
2012	$1.1982	$1.2127	$1.1677	$1.2042	$1.2013	$1.1398	$1.2091	$1.2083	$1.2062	$1.1470	$1.1601	$1.1740
2013	$1.2170	$1.2007	$1.2262	$1.2475	$1.1698	$1.0713	$1.0610	$1.0530	$1.0487	$1.0831	$1.0916	n/a
2015	n/a	n/a	n/a	n/a	$0.9840	$0.9050	$0.9555	$0.9584	$0.9669	$0.9532	$0.9777	$0.9407

NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2011	$1.1967	$1.2389	$1.2234	$1.2883	$1.2442	$1.2001	$1.2349	$1.2049	$1.2049	$1.1266	$1.1432	$1.1641
2012	$1.1752	$1.1884	$1.1432	$1.1779	$1.1739	$1.1128	$1.1794	$1.1775	$1.1744	$1.1158	$1.1275	$1.1399
2013	$1.1807	$1.1637	$1.1874	$1.2068	$1.1307	$1.0345	$1.0237	$1.0150	$1.0099	$1.0421	$1.0493	$1.0117
2014	$0.9708	$0.9919	$0.9617	$0.9678	$1.0263	$1.0501	$1.0246	$1.0742	$1.0449	$1.0583	$1.1018	$1.0914
2015	$1.1678	$1.1773	$1.1976	$1.1759	$1.1560	$1.0623	$1.1205	$1.1229	$1.1318	$1.1148	$1.1423	$1.0981

NET ASSET VALUE PER UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2011	$1.4216	$1.4731	$1.4560	$1.5347	$1.4834	$1.4322	$1.4750	$1.4405	$1.4419	$1.3494	$1.3706	$1.3968
2012	$1.4115	$1.4287	$1.3756	$1.4187	$1.4152	$1.3427	$1.4244	$1.4234	$1.4210	$1.3513	$1.3667	$1.3830
2013	$1.4338	$1.4145	$1.4446	$1.4696	$1.3781	$1.2621	$1.2500	$1.2406	$1.2355	$1.2760	$1.2860	$1.2410
2014	$1.1920	$1.2189	$1.1830	$1.1915	$1.2647	$1.2953	$1.2649	$1.3275	$1.2924	$1.3103	$1.3653	$1.3536
2015	$1.4497	$1.4628	$1.4895	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

NET ASSET VALUE PER UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2011	$1.1730	$1.2163	$1.2029	$1.2688	$1.2272	$1.1855	$1.2217	$1.1939	$1.1958	$1.1200	$1.1386	$1.1614
2012	$1.1743	$1.1893	$1.1461	$1.1827	$1.1805	$1.1210	$1.1900	$1.1899	$1.1886	$1.1313	$1.1451	$1.1598
2013	$1.2031	$1.1876	$1.2136	$1.2355	$1.1595	$1.0628	$1.0535	$1.0464	$1.0430	$1.0781	$1.0875	$1.0503
2014	$1.0096	$1.0333	$1.0036	$1.0118	$1.0748	$1.1017	$1.0768	$1.1309	$1.1020	$1.1182	$1.1661	$1.1571
2015	$1.2397	$1.2513	$1.2744	$1.2529	$1.2333	$1.1347	$1.1985	$1.2026	$1.2136	$1.1969	$1.2280	n/a

NET ASSET VALUE PER UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0235
2013	$1.0611	$1.0468	$1.0691	$1.0876	$1.0199	$0.9340	$0.9251	$0.9181	$0.9143	$0.9443	$0.9517	$0.9184
2014	$0.8821	$0.9021	$0.8755	$0.8818	$0.9360	$0.9586	$0.9361	$0.9824	$0.9565	$0.9697	$1.0104	$1.0018
2015	$1.0729	$1.0826	$1.1023	$1.0833	$1.0660	$0.9804	$1.0351	$1.0383	$1.0475	$1.0327	$1.0592	$1.0191

ML BLUETREND FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions: $11,696,147

Current Capitalization:   $3,482,898

Worst Monthly Drawdown(2):  (8.54)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (26.22)%  (May 2011 — December 2015)

Net Asset Value per Unit for Class A, December 31, 2015:   $1.0657

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	6.97%	(4.07)%	3.54%	0.92%	0.49%
February	0.77	2.14	(1.47)	1.09	3.50
March	1.69	(3.07)	2.00	(3.83)	(1.28)
April	(1.84)	0.61	1.61	3.00	5.27
May	(1.72)	6.01	(6.34)	(0.37)	(3.46)
June	(8.15)	2.28	(8.54)	(5.24)	(3.57)
July	5.45	(2.47)	(1.08)	5.95	2.86
August	0.18	4.81	(0.88)	(0.19)	(2.46)
September	0.75	(2.76)	(0.53)	(0.30)	(0.03)
October	(1.54)	1.26	3.16	(5.02)	(6.53)
November	2.44	4.07	0.66	1.01	1.45
December	(3.90)	(0.98)	(3.62)	1.07	1.79
Compound Annual Rate of Return	0.21%	7.46%	(11.61)%	(2.47)%	(2.60)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 6.57%.

ML BLUETREND FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $63,875,577

Current Capitalization:   $23,091,309

Worst Monthly Drawdown(2):  (8.61)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (28.35)%  (May 2011 — December 2015)

Net Asset Value per Unit for Class C, December 31, 2015:   $1.0011

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	6.88%	(4.15)%	3.45%	0.85%	0.41%
February	0.70	2.05	(1.55)	1.00	3.41
March	1.61	(3.16)	1.91	(3.91)	(1.37)
April	(1.92)	0.52	1.53	2.91	5.18
May	(1.81)	5.91	(6.43)	(0.45)	(3.53)
June	(8.22)	2.21	(8.61)	(5.31)	(3.66)
July	5.35	(2.55)	(1.17)	5.86	2.78
August	0.11	4.72	(0.96)	(0.28)	(2.55)
September	0.67	(2.84)	(0.61)	(0.38)	(0.11)
October	(1.62)	1.17	3.06	(5.10)	(6.61)
November	2.36	3.99	0.57	0.93	1.36
December	(3.98)	(1.07)	(3.70)	0.99	1.70
Compound Annual Rate of Return	(0.77)%	6.37%	(12.48)%	(3.43)%	(3.57)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is .11%.

ML BLUETREND FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:    $16,205,154

Current Capitalization:   $94

Worst Monthly Drawdown(2):  (8.42)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (26.83)%  (May 2011 — December 2015)

Net Asset Value per Unit for Class D, December 31, 2015:   $.9407

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	—	—	3.66%	1.05%	0.62%
February	—	—	(1.34)	1.21	3.62
March	—	—	2.12	(3.71)	(1.16)
April	—	—	1.74	3.13	5.40
May	(1.63)	—	(6.23)	(0.24)	(3.34)
June	(8.03)	—	(8.42)	(5.12)	(3.45)
July	5.58	—	(0.96)	6.08	2.99
August	0.30	—	(0.75)	(0.07)	(2.34)
September	0.89	—	(0.41)	(0.18)	0.09
October	(1.42)	—	3.28	(4.91)	(6.41)
November	2.57	—	0.78	1.14	1.57
December	(3.78)	—	(3.49)	1.20	1.92
Compound Annual Rate of Return	(5.95)%	—	(10.26)%	(0.99)%	(1.13)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (5.93)%.

ML BLUETREND FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: August 1, 2009

Aggregate Subscriptions:  $14,461,361

Current Capitalization:   $2,263,744

Worst Monthly Drawdown(2):  (8.51)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (25.35)%  (May 2011 — December 2015)

Net Asset Value per Unit for Class I, December 31, 2015:   $1.0981

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	7.00%	(4.04)%	3.58%	0.95%	0.53%
February	0.81	2.17	(1.44)	1.12	3.53
March	1.72	(3.04)	2.04	(3.80)	(1.25)
April	(1.81)	0.63	1.63	3.04	5.30
May	(1.69)	6.04	(6.31)	(0.34)	(3.42)
June	(8.11)	2.32	(8.51)	(5.20)	(3.54)
July	5.48	(2.43)	(1.04)	5.98	2.90
August	0.21	4.84	(0.85)	(0.16)	(2.43)
September	0.79	(2.73)	(0.50)	(0.27)	0.00
October	(1.50)	1.28	3.19	(4.99)	(6.50)
November	2.47	4.11	0.69	1.05	1.47
December	(3.87)	(0.94)	(3.58)	1.10	1.83
Compound Annual Rate of Return	0.62%	7.88%	(11.25)%	(2.08)%	(2.21)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 9.81%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2008

Aggregate Subscriptions:   $160,536,270

Current Capitalization:   $0

Worst Monthly Drawdown(2):  (8.42)% (June 2013)

Worst Peak-to-Valley Drawdown(3):  (22.92)%  (May 2011 — April 2015)

Net Asset Value per Unit for Class DS, December 31, 2015:  $0.0000

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	7.10%	(3.95)%	3.67%	1.05%	0.62%
February	0.90	2.26	(1.35)	1.22	3.62
March	1.83	(2.95)	2.13	(3.72)	(1.16)
April	(1.72)	0.72	1.73	3.13	5.41
May	—	6.14	(6.23)	(0.25)	(3.34)
June	—	2.42	(8.42)	(5.12)	(3.45)
July	—	(2.35)	(0.96)	6.08	2.99
August	—	4.95	(0.75)	(0.07)	(2.34)
September	—	(2.64)	(0.41)	(0.18)	0.10
October	—	1.39	3.28	(4.90)	(6.42)
November	—	4.20	0.78	1.14	1.57
December	—	(0.86)	(3.50)	1.19	1.92
Compound Annual Rate of Return	8.15%	9.07%	(10.27)%	(0.99)%	(1.13)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 46.39%.

ML BLUETREND FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: February 1, 2010

Aggregate Subscriptions:   $4,128,534

Current Capitalization:   $0

Worst Monthly Drawdown(2):  (8.34)% ( June 2013 )

Worst Peak-to-Valley Drawdown(3):  (20.90)%  (May 2011 — March 2015)

Net Asset Value per Unit for Class DT, December 31, 2015:  $0.0000

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	7.14%	(3.88)%	3.73%	1.11%	0.69%
February	0.94	2.35	(1.29)	1.28	3.69
March	1.85	(2.87)	2.19	(3.63)	(1.10)
April	(1.69)	0.82	1.80	3.19	5.48
May	(1.56)	6.23	(6.15)	(0.19)	(3.28)
June	(7.99)	2.50	(8.34)	(5.04)	(3.40)
July	5.62	(2.26)	(0.88)	6.15	3.05
August	0.34	5.02	(0.67)	0.00	(2.28)
September	0.91	(2.56)	(0.32)	(0.11)	0.16
October	(1.38)	1.47	3.37	(4.82)	(6.34)
November	2.60	4.28	0.87	1.22	1.66
December	(3.74)	(0.77)	(3.42)	1.28	2.00
Compound Annual Rate of Return	2.16%	10.17%	(9.44)%	(0.14)%	(0.31)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 18.21%.

ML BLUETREND FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2012

Aggregate Subscriptions:   $11,262,662

Current Capitalization:   $5,041,040

Worst Monthly Drawdown(2):  (8.42)% ( June 2013 )

Worst Peak-to-Valley Drawdown(3):  (19.50)%  (May 2013 — March 2015)

Net Asset Value per Unit for Class M, December 31, 2015:  $1.0191

Monthly Rates of Return (4)

Month	2015	2014	2013	2012
January	7.10%	(3.95)%	3.67%	—
February	0.90	2.27	(1.35)	—
March	1.82	(2.95)	2.13	—
April	(1.72)	0.72	1.73	—
May	(1.60)	6.15	(6.22)	—
June	(8.03)	2.41	(8.42)	—
July	5.58	(2.35)	(0.95)	—
August	0.31	4.95	(0.76)	—
September	0.89	(2.64)	(0.41)	—
October	(1.41)	1.38	3.28	—
November	2.57	4.20	0.78	—
December	(3.79)	(0.85)	(3.50)	1.20
Compound Annual Rate of Return	1.73%	9.07%	(10.27)%	1.20%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is .76%.

Item 7:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

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

Total Trading
Year ended December 31, 2015	Profit (Loss)
Stock Indices	$633,810
Metals	1,056,715
Agricultural Commodities	(906,012)
Currencies	(724,417)
Energy	2,724,413
Interest Rates	3,717,299
Subtotal	6,501,808
Brokerage Commissions	(366,457)
Total	$6,135,351

The Fund experienced a net trading profit of $6,501,808 before brokerage commissions and related fees for the year ended December 31, 2015. The Fund’s profits were primarily attributable to interest rates, energy, metals, and stock indices sectors. The currency and agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Price action resulted from monetary policy actions by major central banks that led to a strong rally in bonds. The bond sector contained the majority of the best performing individual markets, with the U.S. 5 year note posting the strongest gains. Losses were posted to the Fund in the middle of the first quarter. February was difficult for fixed income, which experienced weak performance at the start of the month. However, after the Greek crisis found some resolution, European bonds traded lower in yield terms, particularly the German Bund and Italian BTPs. Elsewhere the U.S. and UK saw weakness in fixed income throughout February with yields rallying back to where they were at the start of the year. After the strong gains in fixed income in January, the Trading Program suffered a small relative loss on its fixed income positioning in

February.  Profits were posted to the Fund at the end of the first quarter. It was a tough start to March for fixed income which saw yields initially go higher. However with the European Central Bank ratcheting up bond purchases and a commitment to buying bonds even with negative yields, European bonds traded lower. In the U.S., treasuries found a buyer in the medium to long term part of the curve.  Accordingly, the Fund benefited from its continued long bias to the sector. Losses were posted to the Fund at the beginning of the second quarter. In April, the fixed income sector saw a positive start as yields fell in major developed bond markets. However, a reversal towards the end of April erased performance, with yields in Germany rallying off the lows to end April. Losses were posted to the Fund in the middle of the second quarter. Losses were led by the bond sector as bond markets experienced volatility and price declines. Losses were posted to the Fund at the end of the second quarter. Long positioning across fixed income markets continued through June. German bonds continued to sell off in June. Investor concerns over liquidity and inventory levels played out in volatile short term moves. Long positioning in the Japanese 10 YR accounted for the biggest losses in the bond sector. Eurodollar was the largest detractor in the rates sector with varied exposure throughout June, ending June with long exposure. Profits were posted to the Fund at the beginning of the third quarter. In July, the Fund benefited from a long bias in bonds as bonds rallied towards the end of July. The largest positive contributor in the sector was the long EURO-BTP, with positive contributions from significant long positions in the U.S. 5 year and Japan 10 year bonds. The risk steadily increased throughout July. Profits were posted to the Fund in the middle of the third quarter. The Fund managed a positive return from fixed income in August, with the Eurodollar and the U.K. gilts amongst the best performers. Profits were posted to the Fund at the end of the third quarter. Short term interest rates were mainly seen in the Eurodollar and Brazilian contracts where both had large moves and resulted in strong positive performance. The Eurodollar moved higher after the Federal Open Market Committee meeting and continued to trend higher in September. Brazilian short term rates moved aggressively higher as the currency sold off to lows versus the U.S. dollar. Losses were posted to the Fund at the beginning of the fourth quarter. The market was in a general slump starting October ensuing from the Federal Reserve not raising rates in September. Losses were posted to the Fund in the middle of the fourth quarter. The Fund continued with its net long bond (short yields) positioning throughout November. The start of the month saw a strong rally in yields, however, this was short lived and the rest of the month saw a reverting move back in yields. This was especially apparent in Europe with German and Italian government bonds reverting to the lows of the year (in yield terms). The U.S. 10 year bond was slower to return to lower yield levels and closed November slightly higher. European bonds rallied and U.S. and Asian bonds ended the month in negative performance territory causing the fixed income space to post a negative return for the month. Long positioning in the EURO-BTP was the largest contributor. The Australian 10 year bond started the month with long exposure where it negatively contributed to performance, ending the month as the top detractor in the sector. Losses were posted to the Fund at the end of the fourth quarter.  The Fund continued with its long bonds (short yields) delta throughout December. The majority of the losses in the fixed income sector came from long exposure to European bonds in early December.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as OPEC-induced over supply led to further declines in energy prices. Losses were posted to the Fund in the middle of the first quarter. Energy markets continued the rally which started in late January hurting the Fund’s short positioning in the sector. Profits were posted to the Fund at the end of the first quarter. Short Brent crude position was the significant source of profits. Losses were posted to the Fund at the beginning of the second quarter. In the energy sector, U.S. dollar weakness and tensions in the Middle East led to a positive environment for energy prices. Higher prices for West Texas Intermediate continued to put pressure on short positions. Losses were posted to the Fund in the middle of the second quarter. Losses were posted to the Fund at the end of the second quarter. Short positioning in energies proved difficult with short natural gas positions causing a drag on performance after prices came off their lows from early in June  Profits were posted to the Fund at the beginning of the third quarter as the Fund saw significant contributions to performance from short positions in West Texas Intermediate and Brent crude. Negotiations between the U.S. and Iran resulted in implicit ramifications for oil markets, as traders anticipated an increase in supply if Iran is no longer subjected to an embargo. Profits resulted from this as the Fund was positioned to take advantage of the oil sell-off. Profits were posted to the Fund in the middle of the third quarter. Despite the strong price action, the Fund saw positive returns in a number of energy markets. Specifically, short positions in heating oil, West Texas Intermediate and Brent crude were amongst the top performing contracts. Profits were posted to the Fund at the end of the third quarter as West Texas Intermediate and Brent crude traded lower throughout September resulting in positive returns in energies that allowed the commodities complex to contribute positively to performance. Profits were posted to the Fund at the beginning of the fourth quarter. Due to intraday swings West Texas Intermediate and Brent crude were both detractors during October, with natural gas compensating for the losses resulting in a position return for the energy sector during October. Profits were posted to the Fund in the middle of the fourth quarter. The Fund’s short positions in crude and gas-related products traded lower in a straight-forward trend during November. Ongoing oversupply issues have contributed in driving prices of oil and related products lower. Profits were posted to the Fund at the end of the fourth quarter. The Fund benefited from short exposure, mainly in West Texas Intermediate and Brent crude oil as these contracts continued to trade lower. While the Trading Program reduced its energy exposure throughout December, it maintained a short bias and continued to benefit from weaker pricing environments.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Profits were posted to the Fund in the middle of the first quarter. The commodities space suffered reversals in most sectors with only metals avoiding losses. Losses were posted to the Fund at the end of the first quarter. Although the metals sector contribution was essentially flat, this sector did produce losses. Losses were posted to the Fund at the beginning of the second quarter due to gold and silver being down in the face of U.S. dollar weakness. Losses were posted to the Fund in the middle of the second quarter due to the Fund’s short positioning in metals. Profits were posted to the Fund at the end of the second quarter. Metals were the lone positive performing sector, with copper and palladium among the top performing markets for the Fund in June. Profits were posted to the Fund at the beginning of the third quarter due the Fund’s short positions in copper. The Fund also took advantage of the often aggressive markdowns seen in gold. Profits were posted to the Fund in the middle of the third quarter due to the Fund’s short positioning in base metals, which provided small positive returns. Losses were posted to the Fund at the end of the quarter. The Fund saw slightly negative returns in metals in September, despite general weakness in the space. There was a strong bid mid-month that made it difficult to reap the benefits of lower prices. Platinum contributed positively to performance, but not enough to offset losses from copper, palladium, and gold. Losses were posted to the Fund at the beginning of the fourth quarter. The Fund started October net short and experiencing a short squeeze mainly prompted by Glencore reducing capacity in some mines and the strong showing from gold and silver at the start of the month, when the U.S. dollar was weak. The metals sector overall flipped from short to long positioning by the end of the month. Short positioning in platinum was the largest detractor in the sector. Profits were posted to the Fund in the middle of the fourth quarter. Base metals posted strong positive performance due to oversupply issues in connection with lower demand from China, especially in copper. Precious metals and silver both traded lower throughout November due to a strong U.S. dollar. A short platinum position benefited from this and was a top contributor for the month. Losses were posted to the Fund at the end of the fourth quarter. In metals, the short delta reduced in the first week of December and remained constant thereafter. A strong bid in the precious metals space was seen early in December, but this faded and gold and silver finished the month largely where they started. Industrial metals traded predominantly sideways during December after a long downward trend seen throughout the year.

The stock indices sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter while profits were posted to the Fund in the middle of the quarter. European equities led the way, especially after a short term solution was found for Greece. However, all regions contributed to performance, with Europe and Asia strongest while U.S. equities made a comeback towards the end of February. Losses were posted to the Fund at the end of the first quarter as the Fund suffered modest losses from long positioning in a number of markets including the S&P as well as the FTSE Index. Profits were posted to the Fund at the beginning of the second quarter. In April, the Fund maintained long exposure to the equities sector, favoring Asian and U.S. equities over EU equities for the majority of April. This regional diversification benefited performance, and despite an aggressive sell off towards the end of April, equities posted a positive return. Profits were posted to the Fund in the middle of the second quarter.  Exposure remained fairly balanced across the three major regions, the United States, Europe and Asia, with U.S. equities posting positive performance. Losses were posted to the Fund at the end of the second quarter. The Fund maintained mixed exposures to equities throughout June but ended June with an overall aggregate short exposure. General weakness throughout June was apparent. The close of June brought about a downturn in European and U.S. equities resulting from concerns over Greece. The Shanghai Composite saw large daily swings in both directions. Short positioning in the VIX was among the worst performing positions in June. Losses were posted to the Fund at the beginning of the third quarter. In July, U.S. dollar strength, political instability and weakness in commodities led to poor performance from emerging market equities. Losses were posted to the Fund in the middle of the third quarter.  The equities sector was the largest detractor from performance for August. Equities started August with net long exposure, however transitioned to net short by month-end. Despite a quiet start to August, global equities on aggregate plunged. This negative contribution was mainly due to a short position in the VIX, which was the largest detractor in the Fund for August. Losses were posted to the Fund at the end of the third quarter. September was generally a difficult month for short equity positions in all regions due to the short term squeeze that occurred after the Federal Open Market Committee meeting. Major indices did re-test the August lows towards the end of September, as news flow became very bearish on individual sectors like autos and commodities. Losses were posted to the Fund at the beginning of the fourth quarter. Throughout October equity volatility declined as central bankers talked up their respective stimulus packages which contributed to investors chasing equities higher. Despite the sector exposure flip to long positions losses were incurred on the short side. The largest detractor for the month was the long VIX position. Losses were posted to the Fund in the middle of the fourth quarter. The Fund made small positive returns in Asian and European equities, but this was overshadowed by losses in the U.S. and volatility futures. Short positioning in the VIX detracted most from performance. Losses were posted to the Fund at the end of the fourth quarter. The Fund approached the European Central Bank meeting in early December with net long equity exposure accumulated during a considerable risk rally in Europe ahead of the meeting. The shedding of risk seen in the market reaction after the European Central Bank did not expand quantitative easing transpired into the Fund cutting the net long exposure and building a net short delta throughout December. The net short exposure peaked mid-month and ended December with modest short exposure. U.S. equities did not fare much better after the U.S. Federal Reserve raised rates and U.S. equities reacted with volatility and finished the year on the defensive. European sector swaps followed by the VIX were the largest detractors from performance in the equity sector.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The currency sector also contributed positively to performance in January, though it contained some of the top and bottom performing individual markets for the Trading Program. The dollar staged a rally, with the Fund benefitting from a short Euro position. The Trading Program had largely removed the Swiss franc from its core strategies avoiding the negative impact from the decision by the Swiss National Bank to remove the currency cap against the Euro. Profits were posted to the Fund in the middle of the first quarter. The currencies sector contributed positively to returns with the U.S. dollar index finishing February higher albeit in a relatively tight range over the month. The Fund generated gains from both a short Japanese yen position as well as a long New Zealand dollar position. Profits were posted to the Fund at the end of the first quarter. The currency sector was a source of gains for the Fund as the U.S. dollar index continued to rally against a number of currencies, which led to an element of profit taking as March drew to a close. The Fund made positive returns from the currency space despite this profit taking into March month end and, in particular, short exposure to the Euro and Swedish krone were a source of gains. Losses were posted to the Fund at the beginning of the second quarter. The currency sector saw negative performance in April. Large volatility due to over positioning in short Euro and long U.S. dollar against many other currencies contributed to negative performance. Profits were posted to the Fund in the middle of the second quarter. The currency sector contributed positively in May. U.S. dollar strength against other currencies resulted in positive contribution from the sector. The short Japanese yen and Swedish krona forward positions were top contributors for the Fund. Losses were posted to the Fund at the end of the second quarter. Currencies were one of the worst performing sectors in June. For the most part, the U.S. dollar traded sideways throughout June. This was largely due to Euro/U.S. dollar appearing stuck in a small range for much of June despite equities and bonds both moving aggressively on Greek headlines. The short Swedish krona forward position was the largest detractor in the sector. Profits were posted to the Fund at the beginning of the third quarter. Currencies were one of the top positive contributors throughout July as short Swedish krona, followed by short Canadian dollar positions were the top contributors in the currencies space. Losses were posted to the Fund in the middle of the third quarter as slightly larger negative returns seen in developed currencies, specifically short Euro and Swedish krona positions, offset the positive gains and resulted in the sector’s negative performance. Losses were posted to the Fund at the end of the third quarter. Currencies overall detracted from performance in September. For the most part the U.S. dollar was flat in September, whereas some emerging market currencies saw declines as a result of political turmoil. The U.S. dollar finished September close to where it started, despite a mid-month dip, after the Federal Open Market Committee failed to raise rates which caused some profit-taking by longs. Losses were posted to the Fund at the beginning of the fourth quarter.  The long U.S. dollar versus a host of other pairs decreased slightly by the end of October with mixed moves. The U.S. dollar proved a very challenging trade in October with a sharp sell off at the beginning of the month being countered and showing some strength into the end of the month. Profits were posted to the Fund in the middle of the quarter. A major theme throughout November was a persistent and strong bid for the U.S. dollar. This fared well for the Fund as the Trading Program has generally been long the U.S. dollar against a variety of currencies. Throughout the month the aggregate exposure of the long U.S. dollar versus a number of currencies increased. The Fund ended November with a solid return which was contributed by both G-10 and emerging markets FX crosses. Losses were posted to the Fund at the end of the fourth quarter. The currency sector was a detractor to performance in December. The Fund maintained long exposure to the U.S. dollar versus a number of foreign currencies; however, this exposure decreased significantly throughout the month. A large squeeze was seen in Euro/U.S. dollar after the European Central Bank meeting, as investors rushed to take off short exposure to the Euro. Most of the U.S. dollar losses occurred all in one day on this aggressive move, and spent the rest of the month consolidating. Despite a change in monetary policy and the delivery of an anticipated rate rise, the U.S. dollar could only reclaim approximately half of the losses experienced on that day. The majority of the losses in December were from short exposure to Swedish krona and Euro versus U.S. dollar.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter primarily from short exposure to wheat during January. Losses were posted to the Fund in the middle of the first quarter because of the Fund’s short positioning in crops which was to the detriment of Fund performance. Losses were posted to the Fund at the end of the first quarter. The Fund experienced modest losses in crops from a short bias to the sector. Profits were posted to the Fund at the beginning of the second quarter. In April agriculture was strong with gains in short corn and wheat positions, where both trended lower in the face of good supply and higher yields due to better weather. Losses were posted to the Fund in the middle of the second quarter as the crops sector was a detractor for May. Losses were posted to the Fund at the end of the second quarter. Short positioning in crops in the beginning of June largely contributed to the negative performance as adverse weather conditions fuelled a large rally towards the end of June. Short wheat and corn positions were large contributors to the negative performance in the crop sector. Losses were posted to the Fund at the beginning of the third quarter. Crops were a slight detractor on performance, mainly due to long soybean positions that flipped short at the end of July. Losses were posted to the Fund in the middle of the third quarter as crops detracted from performance in August mainly due to a short position in soybeans. Losses were posted to the Fund at the end of the third quarter. Crops detracted from performance, mainly due to short positioning in corn and wheat which experienced large short squeezes. Losses were posted to the Fund at the beginning of the fourth quarter. The Fund maintained net short positioning in agricultures. Short exposure in crops increased mainly by adding to the short positions in wheat and corn, while reducing longs in soymeal and soybean. Short live cattle was the top detractor in the sector due to the choppy trading environment. Profits were posted to the Fund in the middle of the fourth quarter. Profits were posted to the Fund at the end of the fourth quarter with crops ending December relatively flat and meats modestly down.

Total Trading
Year ended December 31, 2014	Profit (Loss)
Stock Indices	$(3,739,088)
Metals	(1,212,825)
Agricultural Commodities	928,675
Currencies	1,517,178
Energy	(3,827,961)
Interest Rates	16,399,286
Subtotal	10,065,265
Brokerage Commissions	(530,630)
Total	$9,534,635

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

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter as the U.S. dollar, as measured by the Dollar Index, rose in January.  Looking across individual currency pairs, the Australian dollar and the Euro both weakened versus U.S. dollar while the Japanese yen strengthened.  The sector detracted from performance in January with many moves representing a reversal of recent trends. Losses were posted to the Fund in the middle of the first quarter as the U.S. dollar, as measured by the Dollar Index, fell in February as most developed market currencies, Euro, British pound, Australian dollar and the Japanese yen rose against the U.S. dollar. The Fund held a net long bias to the U.S. dollar and although performance varied across currency pairs, the FX sector detracted from performance. Profits were posted to the Fund at the end of the first quarter. In currency markets the U.S. dollar was modestly stronger, as the Dollar index increased in March. In developed markets the Euro weakened against the U.S.  dollar, as did the British pound. The Japanese yen also weakened while the Australian dollar strengthened.  In emerging markets the Brazilian real and Russian ruble both strengthened, respectively. The FX sector was the largest positive contributor to performance, as persistent trends were identified and captured. Losses were posted to the Fund at the beginning of the second quarter due to the U.S. dollar being weaker, as several developed market currencies appreciated versus the dollar. In April the currency sector saw mixed returns, with prices of some major markets moving sideways or reversing the existing trends. The more difficult individual markets, detracting from performance, included NZD-USD and USD-JPY which both represented reversals of existing trends. The switch to overall net short positioning in U.S. dollar indicated a flexible response to broader market movements as the U.S. Dollar index (DXY) fell toward the end of April. Profits were posted to the Fund in the middle of the second quarter. In May the U.S. dollar strengthened. Profits were posted to the Fund at the end of the second quarter due to a strong individual contributor, NZD-USD, which having fallen in May rallied in June. Losses were posted to the Fund at the beginning of the third quarter due to weakening of several emerging market currencies. The EUR-USD and NZD-USD both experienced declines in July. Profits were posted to the Fund in the middle of the third quarter. The currency sector contributed positively to performance. The U.S. dollar generally strengthened against many major currencies, including the Euro, Japanese yen and New Zealand dollar but weakened slightly against the Australian dollar. Losses were posted to the Fund at the end of the third quarter. The currency sector contributed negatively to performance, as the accelerating movement in U.S. dollar strength led to losses in some currency pairs, including both Australian dollar and New Zealand dollar versus U.S. dollar. Profits were posted to the Fund at the beginning of the fourth quarter. The currencies sector contributed positively to performance overall, through a number of smaller contributions from individual markets. Short positioning in Euro and Japanese yen benefitted from a modest continuation of existing trends in both markets, with actions by the Bank of Japan, causing Japanese yen to notably weaken at the end of October. Profits were posted to the Fund in the middle of the fourth quarter. The currency sector provided one of the best performing individual markets through short positioning in JPY, which benefitted as the yen continued to weaken in response to actions by the Bank of Japan. Profits were posted to the Fund in the end of the fourth quarter. The U.S. dollar continued to strengthen, with the dollar index finishing December at its high for the year, and the Euro continued to weaken, with EUR-USD finishing at its low for the year. The Fund switched its net U.S. dollar bias from a small short to long early in December and consequently benefitted from the moves.

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

Total Trading
Year ended December 31, 2013	Profit (Loss)
Stock Indices	$21,487,562
Metals	(420,315)
Agricultural Commodities	(2,334,162)
Currencies	(7,175,453)
Energy	(8,749,395)
Interest Rates	(14,152,361)
Subtotal	(11,344,124)
Brokerage Commissions	(815,030)
Total	$(12,159,154)

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

Recent Accounting Developments

Recent accounting developments, if any, are discussed in the notes to the financial statements, which are included in Exhibit 13.01.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2015 and 2014, the Fund’s average month-end Net Asset Value was approximately $60,251,788 and $92,425,259, respectively.

December 31, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$172,028	0.29%	$570,512	$41,374
Currencies	709,862	1.18%	1,566,819	204,561
Energy	469,715	0.78%	773,828	188,453
Interest Rates	3,347,087	5.56%	6,155,945	1,164,038
Metals	500,090	0.83%	1,151,277	70,754
Stock Indices	665,788	1.11%	1,344,426	199,252

Total	$5,864,570	9.75%	$11,562,807	$1,868,432

December 31, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,349,173	2.54%	$3,420,214	$1,137,530
Currencies	2,356,613	2.55%	4,173,786	1,269,667
Energy	950,671	1.03%	1,911,421	498,438
Interest Rates	2,441,383	2.64%	4,474,454	1,540,184
Metals	308,726	0.33%	565,440	101,357
Stock Indices	1,558,598	1.69%	3,355,866	242,835

Total	$9,965,164	10.78%	$17,901,181	$4,790,011

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn, and grains accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2015.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015.

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

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2015

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2015	2015	2015	2015	2014	2014	2014	2014
Total Income (Loss)	$(1,142,951)	$3,694,647	$(7,393,578)	$10,979,237	$4,568,230	$331,591	$9,187,083	$(4,548,965)
Total Expenses	305,911	$683,855	$(708,638)	2,553,172	733,736	734,440	821,011	894,207
Net Income (Loss)	$(1,448,862)	$3,010,792	$(6,684,940)	$8,426,065	$3,834,494	$(402,849)	$8,366,072	$(5,443,172)

Net Income (Loss) per weighted average Unit (1)	$(0.0322)	$0.0654	$(0.1220)	$0.1141	$0.0500	$(0.0051)	$0.0933	$(0.0527)

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2015, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Nancy Fahmy	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Dominick A. Carlino	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Devesh Saksena	Vice President and Manager

Nancy Fahmy, age 41, has been the Chief Executive Officer and President of MLAI since October 2015.  Ms. Fahmy was a Vice President of MLAI from January 2014 until her appointment as the Chief Executive Officer and President. Ms. Fahmy has been registered with the CFTC as an associated person of MLAI since October 22, 2015, and she has been listed as a principal of MLAI since January 9, 2014. Ms. Fahmy was previously a NFA associate member and registered as an associated person of MLPF&S from March 2009 to November 2010. Ms. Fahmy has been a Managing Director within the Global Wealth and Retirement Services group (“GWRS”), which is a business unit within the BofA Corp. Global Wealth & Investment Management group (“GWIM”), a division within BofA Corp. and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI from December 2012 until her appointment as Chief Executive Officer. She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012. In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital. Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Barbra E. Kocsis, age 49, is the Chief Financial Officer for MLAI and is a Director within BofA Corp.’s Global Technology and Operations group, positions she has held since October 2006. She has been listed with the CFTC as a principal of MLAI since May 21, 2007.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Dominick A. Carlino, age 43, has been a Managing Director of MLAI, heading Relationship Management and Business Development, since May 2013. Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners. Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

Ninon Marapachi, age 38, has been the head of the Hedge Fund Origination and Product Management team within the BofA Corp. Alternative Investments Group, a division within BofA Corp. that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  She has been an NFA associate member since February 2011 and registered as an associated person of MLPF&S since March 2011.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on the GWIM hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 39, has been a Vice President of MLAI and a Director within GWIM responsible for Alternative Investment Platform Oversight for BofA Corp. since December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWIM Alternative Investments, from May 2008 through December 2010, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and managing various strategic initiatives across the organization until December 2010.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 39, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BofA Corp. in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BofA Corp., he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Devesh Saksena, age 37, has been a Vice President of MLAI since October 2015. He has been listed with the CFTC as a principal of MLAI since November 2015.  Mr. Saksena has been the Head of Business Management and Governance for MLAI since he joined MLAI in June 2015. Prior to joining MLAI, Mr. Saksena was previously listed as a principal of Dicken Commodities Inc. (“Dicken”) where Mr. Saksena was Chief Operating Officer from January 2013 to January 2015.  Prior to that, Mr. Saksena was Head of Operational Due Diligence and Director of North American Business for Schroders NewFinance Capital LLP from June 2008 to October 2012.  Mr. Saksena is a qualified chartered accountant from the UK and is a Fellow of the Institute of Chartered Accountants in England & Wales, and holds a B.A. degree with honors in Industrial Economics from the University of Nottingham (U.K.).

MLAI acts as the sponsor, general partner or manager to five public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., ML Transtrend DTP Enhanced

FuturesAccess LLC, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

During the fiscal year ended December 31, 2015, there was a late Form 3 filing by Devesh Saksena, a manager of MLAI.  Except as disclosed in the preceding sentence, to the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2015 were timely and correctly made.

Code of Ethics:

MLAI and BofA Corp. have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee; Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BofA Corp. in their respective positions.  The Fund does not have any officers, managers or employees.  The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BofA Corp. affiliate.  MLAI will also receive a portion of the gross asset value attributable to certain Classes of Units.  MLAI or BofA Corp. affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no compensation from the Fund.  See Item 1(c) “Narrative Description of Business—Description of Current Charges.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

MLAI owns 100 Class D Units which represent less than 1% of the Fund’s Net Asset Value.  The managers and executive officers of MLAI do not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Director Independence:

No person who served as a manager of MLAI during 2015 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2015 and 2014 were $182,400 and $177,067, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2015 and 2014 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2015 and 2014 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2015 and 2014 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

(e)                                  Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all services prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Page

1. Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2015 and 2014	2

Statements of Operations for the years ended December 31, 2015, 2014 and 2013	3

Statements of Changes in Members’ Capital for the years ended December 31, 2015, 2014 and 2013	4

Financial Data Highlights for the years ended December 31, 2015, 2014 and 2013	6

Notes to Financial Statements	9

2. Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3. Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML BlueTrend FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on September 29, 2009 (“Registration Statement”).

3.02	Third Amended and Restated Limited Liability Company Operating Agreement of ML BlueTrend FuturesAccess LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of ML BlueTrend FuturesAccess LLC.

Exhibit 3.03:	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 13, 2013.

3.04	Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of ML BlueTrend FuturesAccess LLC.

Exhibit 3.04:	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on April 9, 2015.

10.01	Customer Agreement between ML BlueTrend FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Registration Statement.

10.02	Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management LLP.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Report on Form 10-K for the year-ended December 31, 2010, filed on March 15, 2011.

10.03	Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and BlueCrest Capital Management LLP.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on May 9, 2011.

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

Exhibit 10.05:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on January 7, 2015.

10.06	Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Systematica Investments Limited.

Exhibit 10.06:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on February 5, 2015.

10.07	Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Systematica Investments Limited.

Exhibit 10.07:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on June 8, 2015.

13.01	2015 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrill Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2016

ML BLUETREND FUTURESACCESS LLC
By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, MANAGER

By:	/s/Nancy Fahmy
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Nancy Fahmy	Chief Executive Officer and President	March 18, 2016
Nancy Fahmy	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 18, 2016
Barbra E. Kocsis	(Principal Financial Officer)

/s/Dominick A. Carlino	Vice President and Manager	March 18, 2016
Dominick A. Carlino

/s/Ninon Marapachi	Vice President and Manager	March 18, 2016
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 18, 2016
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 18, 2016
Greg Parets

/s/Devesh Saksena	Vice President and Manager	March 18, 2016
Devesh Saksena

ML BLUETREND FUTURESACCESS LLC

2015 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2015 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.