Form 10-Q
period 2016-03-31
ML BlueTrend FuturesAccess LLC
filed 2016-05-13
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, 28,888,733 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $5,466,298 for 2016 and $7,259,503 for 2015)	$32,404,898	$45,654,052
Unrealized profit on open futures contracts	820,135	1,540,123
Unrealized profit on open forwards contracts	1,265,409	569,431
Cash and cash equivalents	540,709	489,100
Other assets	2,539	1,976

TOTAL ASSETS	$35,033,690	$48,254,682

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$3,955	$4,597
Sponsor and Advisory fees payable	609,205	110,760
Redemptions payable	1,453,735	12,240,124
Unrealized loss on open futures contracts	575,486	1,109,185
Unrealized loss on open forwards contracts	861,548	634,076
Other liabilities	314,555	276,855

Total liabilities	3,818,484	14,375,597

MEMBERS’ CAPITAL:
Members’ Capital (28,888,733 Units and 33,343,322 Units outstanding; unlimited Units authorized)	31,215,206	33,879,085
Total Members’ Capital	31,215,206	33,879,085

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$35,033,690	$48,254,682

NET ASSET VALUE PER UNIT:
Class A	$1.1326	$1.0657
Class C	$1.0613	$1.0011
Class D	$1.0035	$0.9407
Class I	$1.1682	$1.0981
Class M	$1.0872	$1.0191

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
TRADING PROFIT (LOSS):

Realized, net	$2,865,896	$11,737,788
Change in unrealized, net	282,217	(635,997)
Brokerage commissions	(33,823)	(123,868)

Total trading profit (loss), net	3,114,290	10,977,923

INVESTMENT INCOME (EXPENSE):
Interest, net	9,256	1,314

EXPENSES:
Management fee	132,828	335,149
Sponsor fee	167,747	211,256
Performance fee	578,524	1,869,289
Other	114,012	137,478
Total expenses	993,111	2,553,172

NET INVESTMENT INCOME (LOSS)	(983,855)	(2,551,858)

NET INCOME (LOSS)	$2,130,435	$8,426,065

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,242,639	3,900,875
Class C	22,026,550	27,501,034
Class D**	100	—
Class I	2,060,470	2,106,602
Class DS*	—	25,134,247
Class DT***	—	9,898,289
Class M	4,689,757	5,337,127

Net income (loss) per weighted average Unit
Class A	$0.0679	$0.1028
Class C	$0.0644	$0.0951
Class D**	$0.0629	$—
Class I	$0.0702	$0.1064
Class DS*	$—	$0.1382
Class DT***	$—	$0.1192
Class M	$0.0741	$0.0998

*Units fully redeemed as of April 30, 2015.

**Units reissued on May 1, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units			Members’ Units March	Members’ Units			Members’ Units
	December 31, 2014	Subscriptions	Redemptions	31, 2015	December 31, 2015	Subscriptions	Redemptions	March 31, 2016
Class A	3,681,307	257,147	(143,454)	3,795,000	3,268,252	—	(93,841)	3,174,411
Class C	27,903,528	41,344	(1,432,336)	26,512,536	23,067,047	36,615	(3,704,395)	19,399,267
Class D**	—	—	—	—	100	—	—	100
Class I	2,112,602	—	(17,761)	2,094,841	2,061,470	—	(3,000)	2,058,470
Class DS*	25,956,877	—	(2,134,704)	23,822,173	—	—	—	—
Class DT***	10,137,574	75,991	(692,752)	9,520,813	—	—	—	—
Class M	5,270,371	107,061	(26,380)	5,351,052	4,946,453	13,565	(703,533)	4,256,485

Total Members’ Units	75,062,259	481,543	(4,447,387)	71,096,415	33,343,322	50,180	(4,504,769)	28,888,733

*Units fully redeemed as of April 30, 2015.

**Units reissued on May 1, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2014	Subscriptions	Redemptions	(Loss)	March 31, 2015	December 31, 2015	Subscriptions	Redemptions	(Loss)	March 31, 2016
Class A	$3,914,576	$273,450	$(165,037)	$400,834	$4,423,823	$3,482,898	$—	$(107,883)	$220,297	$3,595,312
Class C	28,153,234	43,000	(1,561,157)	2,615,572	29,250,649	23,091,309	38,000	(3,959,947)	1,418,056	20,587,418
Class D**	—	—	—	—	—	94	—	—	6	100
Class I	2,305,631	—	(21,002)	224,139	2,508,768	2,263,744	—	(3,568)	144,618	2,404,794
Class DS*	35,135,941	—	(3,125,880)	3,472,361	35,482,422	—	—	—	—	—
Class DT***	11,730,252	87,929	(864,819)	1,180,313	12,133,675	—	—	—	—	—
Class M	5,279,693	115,000	(29,078)	532,846	5,898,461	5,041,040	15,000	(775,916)	347,458	4,627,582

Total Members’ Capital	$86,519,327	$519,379	$(5,766,973)	$8,426,065	$89,697,798	$33,879,085	$53,000	$(4,847,314)	$2,130,435	$31,215,206

*Units fully redeemed as of April 30, 2015.

**Units reissued on May 1, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0657	$1.0011	$1.0981	$0.9407	$1.0191

Net realized and net change in unrealized trading profit (loss)	0.0979	0.0920	0.1009	0.0863	0.0936
Brokerage commissions	(0.0011)	(0.0010)	(0.0011)	(0.0009)	(0.0011)
Interest income, net	0.0003	0.0003	0.0003	0.0003	0.0003
Expenses	(0.0302)	(0.0311)	(0.0300)	(0.0229)	(0.0247)

Net asset value, end of period	$1.1326	$1.0613	$1.1682	$1.0035	$1.0872

Total Return: (a) (c)

Total return before Performance fees	7.94%	7.69%	8.06%	8.35%	8.35%
Performance fees	-1.67%	-1.67%	-1.67%	-1.67%	-1.67%
Total return after Performance fees	6.27%	6.02%	6.39%	6.68%	6.68%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.10%	1.35%	1.00%	0.72%	0.72%
Performance fees	1.62%	1.62%	1.62%	1.60%	1.62%
Expenses (including Performance fees)	2.72%	2.97%	2.62%	2.32%	2.34%

Net investment income (loss) (excluding Performance fees)	-1.07%	-1.32%	-0.97%	-0.70%	-0.69%
Performance Fees	-1.62%	-1.62%	-1.62%	-1.60%	-1.62%
Net investment income (loss) (including Performance fees)	-2.69%	-2.94%	-2.59%	-2.30%	-2.31%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

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

Ratios to Average Members’ Capital: (d)

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of March 31, 2016, the Fund holds cash equivalents.  Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2016 and December 31, 2015 and the results of its operations for the three month periods ended

March 31, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2016 and December 31, 2015, are as follows:

March 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	55	$22,855	0.07%	(258)	$47,324	0.15%	$70,179	0.22%	May 2016
Currencies-Forwards*	56,226,035	1,241,117	3.98%	(37,517,576)	(837,256)	-2.68%	403,861	1.30%	June 2016
Energy	6	(3,439)	-0.01%	(80)	(4,749)	-0.02%	(8,188)	-0.03%	April 2016 - July 2016
Interest rates	920	265,932	0.85%	(521)	(56,250)	-0.18%	209,682	0.67%	June 2016 - March 2020
Metals	137	81,235	0.26%	(139)	(127,369)	-0.41%	(46,134)	-0.15%	April 2016 - July 2016
Stock indices	102	15,911	0.05%	(172)	3,199	0.01%	19,110	0.06%	April 2016 - June 2016

Total		$1,623,611	5.20%		$(975,101)	-3.13%	$648,510	2.07%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	49	$(8,940)	-0.03%	(453)	$235,860	0.70%	$226,920	0.67%	March 2016
Currencies-Forwards*	47,118,237	61,597	0.18%	(58,341,822)	(126,242)	-0.37%	(64,645)	-0.19%	March 2016
Energy	—	—	0.00%	(256)	218,018	0.64%	218,018	0.64%	January 2016 - April 2016
Interest rates	758	(88,889)	-0.26%	(584)	5,166	0.01%	(83,723)	-0.25%	March 2016 - December 2019
Metals	194	7,031	0.02%	(280)	195,391	0.58%	202,422	0.60%	January 2016 - April 2016
Stock indices	93	(31,689)	-0.09%	(297)	(101,010)	-0.30%	(132,699)	-0.39%	January 2016 - March 2016

Total		$(60,890)	-0.18%		$427,183	1.26%	$366,293	1.08%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month period ended March 31, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$820,135	$570,988	$249,147	$—
Forwards	1,265,409	—	1,265,409	—
	$2,085,544	$570,988	$1,514,556	$—

Liabilities
Futures	$575,486	$293,437	$282,049	$—
Forwards	861,548	—	861,548	—
	$1,437,034	$293,437	$1,143,597	$—

March 31, 2016	$648,510	$277,551	$370,959	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,540,123	$860,096	$680,027	$—
Forwards	569,431	—	569,431	—
	$2,109,554	$860,096	$1,249,458	$—

Liabilities
Futures	$1,109,185	$694,463	$414,722	$—
Forwards	634,076	—	634,076	—
	$1,743,261	$694,463	$1,048,798	$—

December 31, 2015	$366,293	$165,633	$200,660	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three month periods ended March 31, 2016 and 2015:

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net
Agriculture	$(59,348)	$(502,315)
Currencies	382,829	1,315,694
Energy	702,344	362,026
Interest rates	1,997,590	7,161,852
Metals	(165,649)	(5,718)
Stock indices	290,347	2,770,252
Total, net	$3,148,113	$11,101,791

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the investors of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin. The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may engage non-BofA Corp. affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and MLI as its forwards prime broker.  Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S. Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

Indemnifications

In the normal course of business the Fund has entered, or may in the future, enter into agreements that obligate the Fund to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI owns 100 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of March 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2016, and 2015 amounted to $1,701 and  $4,460, respectively, of which $2,015 and $2,507 was payable to the Transfer Agent as of March 31, 2016 and December 31, 2015, respectively.

Brokerage commissions, interest, net and sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2015	$1.1375	$1.1463	$1.1657
2016	$1.1282	$1.1534	$1.1326

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2015	$1.0783	$1.0858	$1.1033
2016	$1.0589	$1.0816	$1.0613

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2015	n/a	n/a	n/a
2016	$0.9971	$1.0207	$1.0035

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2015	$1.1678	$1.1773	$1.1976
2016	$1.1629	$1.1893	$1.1682

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2015	$1.4497	$1.4628	$1.4895
2016	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2015	$1.2397	$1.2513	$1.2744
2016	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.
2015	$1.0729	$1.0826	$1.1023
2016	$1.0802	$1.1058	$1.0872

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

For the three month period ended March 31, 2016, Fund capital decreased 7.86% from $33,879,085 to $31,215,206.  This decrease was attributable to the net income from operations of $2,130,435, coupled with the redemption of 4,504,769 redeemable Units resulting in an outflow of $4,847,314.  The cash outflow was offset with cash inflow of $53,000 due to subscriptions of 50,180 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profit (loss), net and change in unrealized profit (loss), net on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Interest Rates and Income

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.   The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as negative interest rate currencies.  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories. As a result of the present low interest rate environment, clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time. Accordingly, MLPF&S will charge the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency.”

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each investor is individually responsible for reporting income or loss based on such investor’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

Results of Operations

January 1, 2016 to March 31, 2016

January 1, 2016 to March 31, 2016

The Fund experienced a net trading profit of $3,148,113 before brokerage commissions and related fees in the first quarter of 2016. The Fund’s profits were primarily attributable to the interest rates, energy, currency and stock indices sectors. The metals and agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as the Trading Program continued its long positions in bonds (short yields) delta throughout January. Profits were posted to the Fund in the middle of the first quarter. The Trading Program continued with its long bonds (short yields) delta throughout February.  Long positions in the Japanese 10-year and gilt positions led the way in positive performance for bond contracts. Losses were posted to the Fund at the end of the quarter. The Trading Program entered March with long bonds (short yields), however, the whipsaw action in prices saw some reduction of this exposure at the start of the month, muting the benefits from the rise in bond prices seen towards the end of the month. Long positioning in Italian and U.S. government bonds benefited the Fund, but this positive performance was partially offset by negative performance from the Trading Program’s long positioning in the Australian 10-year and 3-year bonds.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter. The Trading Program’s short positioning in natural gas and West Texas Intermediate were the top contributors in February. Losses were posted to the Fund at the end of the quarter. The Trading Program’s short positions in energies resulted in negative performance for the Fund, with natural gas and West Texas Intermediate finishing the month as the top detractors.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter.  The U.S. dollar gained ground versus emerging market currencies in particular, as well as their G-10 counterparts. Three-month ATM-FX generally rose throughout January, with an unwinding of “carry pairs” mainly in AUD-JPY. The U.S. dollar index (DXY), regained lost ground. The Euro continued to trade sideways while still seeing plenty of intra-day volatility. The devaluation of the Japanese yen affected the Asia-Pacific region, with many pairs losing versus the dollar. In the FX space, top contributors to the Fund performance included the Canadian dollar and Mexican peso, while the New Zealand dollar and Polish zloty were the main detractors. Overall, within FX, the Fund increased its risk. Losses were posted to the Fund in the middle of the quarter due to sharp moves and trend reversals. Specifically, the U.S. dollar initially sold off as the Japanese yen showed some strength. This resulted in negative performance from the Trading Program’s short positions in the Japanese yen versus the U.S. dollar. Profits were posted to the Fund at the end of the quarter. The Trading Program had short positions in the U.S. dollar versus other currencies, which allowed the model to capitalize on the U.S. dollar weakness throughout March. The U.S. dollar lost ground after the G20 Summit in Shanghai, where various comments were made surrounding a lack of “currency wars”, coupled with a more dovish tone to the most recent U.S. Federal Reserve language. While most of the G10 currency pairs gained versus the dollar, it was emerging market currencies that saw more pronounced gains. The Trading Program’s long positioning in the Polish zloty and Turkish lira (versus the U.S. dollar)  were the top positions in the sector for March.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Top contributors to performance within equities included the Bovespa (Brazil) and Russell 2000 Index. Profits were posted to the Fund in the middle of the quarter. The Trading Program entered February with an aggregate net short exposure and maintained bearish positioning throughout the month to varying degrees. The top contributions came from long VIX and short NSE Nifty positions. Losses were posted to the Fund at the end of the quarter. The Trading Program entered March with a moderate net short position exposure, but as volatility came in and the month progressed, the aggregate exposure transitioned to a moderate net long delta. A large move lower in volatility indices resulted in the VIX Index trading back to lows not seen since last year.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter which reversed in the middle of the quarter. Metal prices squeezed higher off lows which hurt the Trading Program’s performance due to aggregate short positioning in metals contracts. Despite flipping from short to long positioning over February, silver and platinum were the top detractors in the metals sector. Losses were posted to the Fund at the end of the quarter. Metals were subject to profit taking and some locking-in of low prices at the beginning of March, followed by a drift back to flat performance towards the end of the month. Short palladium was the top detractor in the metals space.

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the first quarter due to a large squeeze in corn and wheat owing to a bullish crop report showing higher levels of exports. Profits were posted to the Fund in the middle of the quarter. The Trading Program short positions benefited the strategy and positive returns were generated from a sell-off in corn and wheat due to a strong supply environment. Losses were posted to the Fund at the end of the quarter. The Trading Program began with net short positions exposure that was considerably reduced by the end of March. Large trend reversals were seen as traders looked to position ahead of quarterly reports. The Trading Program’s short positioning in wheat and soybean contracts posted the largest losses in agricultures for the month.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2016 and 2015 the Fund’s average capitalization was $33,308,631 and $89,193,977, respectively.

	March 31, 2016
	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$250,739	0.75%	$270,483	$237,064
Currencies	1,442,934	4.33%	1,556,554	1,364,238
Energy	29,254	0.09%	31,558	27,659
Interest Rates	749,162	2.25%	808,153	708,304
Metals	164,830	0.49%	177,809	155,840
Stock Indices	68,277	0.20%	73,653	64,553
Total	$2,705,196	8.11%	$2,918,210	$2,557,658

	March 31, 2015
	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$89,069	0.10%	$96,445	$74,750
Currencies	1,447,002	1.62%	1,566,819	1,214,371
Energy	714,652	0.80%	773,828	599,760
Interest Rates	5,685,191	6.37%	6,155,945	4,771,199
Metals	253,178	0.28%	274,142	212,475
Stock Indices	1,005,344	1.13%	1,088,590	843,718
Total	$9,194,436	10.30%	$9,955,769	$7,716,273

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLI.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015, by market sector. There have been no material changes at March 31, 2016.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take positions in the government debt of smaller nations. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/Swiss franc positions. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, cocoa and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at March 31, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2016 and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 18, 2016.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-16	$—	—	$1.0657
Feb-16	—	—	1.1282
Mar-16	—	—	1.1534
Apr-16	—	—	1.1326

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-16	$17,000	16,981	$1.0011
Feb-16	11,000	10,388	1.0589
Mar-16	10,000	9,246	1.0816
Apr-16	—	—	1.0613

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-16	$—	—	$1.0981
Feb-16	—	—	1.1629
Mar-16	—	—	1.1893
Apr-16	—	—	1.1682

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-16	$—	—	$1.0191
Feb-16	—	—	1.0802
Mar-16	15,000	13,565	1.1058
Apr-16	17,000	15,636	1.0872

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-16	$—	—	$0.9407
Feb-16	—	—	0.9971
Mar-16	—	—	1.0207
Apr-16	—	—	1.0035

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three  month period ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 13, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)