Form 10-Q
period 2016-06-30
ML BlueTrend FuturesAccess LLC
filed 2016-08-12
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, 26,689,735 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $3,110,340 for 2016 and $7,259,503 for 2015)	$25,974,402	$45,654,052
Unrealized profit on open futures contracts	1,382,421	1,540,123
Unrealized profit on open forwards contracts	1,226,559	569,431
Cash and cash equivalents	449,629	489,100
Other assets	1,818	1,976

TOTAL ASSETS	$29,034,829	$48,254,682

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$4,094	$4,597
Sponsor and Advisory fees payable	76,426	110,760
Redemptions payable	464,125	12,240,124
Unrealized loss on open futures contracts	624,968	1,109,185
Unrealized loss on open forwards contracts	1,038,934	634,076
Other liabilities	200,453	276,855

Total liabilities	2,409,000	14,375,597

MEMBERS’ CAPITAL:
Members’ Capital (26,689,735 Units and 33,343,322 Units outstanding; unlimited Units authorized)	26,625,829	33,879,085
Total Members’ Capital	26,625,829	33,879,085

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$29,034,829	$48,254,682

NET ASSET VALUE PER UNIT:

Class A	$1.0464	$1.0657
Class C	$0.9780	$1.0011
Class D	$0.9306	$0.9407
Class I	$1.0804	$1.0981
Class M	$1.0082	$1.0191

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
TRADING PROFIT (LOSS):

Realized, net	$(2,806,224)	$(4,138,815)	$59,672	$7,598,973
Change in unrealized, net	296,568	(3,131,868)	578,785	(3,767,865)
Brokerage commissions	(38,778)	(122,291)	(72,601)	(246,159)

Total trading profit (loss), net	(2,548,434)	(7,392,974)	565,856	3,584,949

INVESTMENT INCOME (EXPENSE):
Interest, net	4,884	(604)	14,140	710

EXPENSES:
Management fee	105,030	222,525	237,858	557,674
Sponsor fee	132,378	194,623	300,125	405,879
Performance fee	(492,257)	(1,270,088)	86,267	599,201
Other	117,343	144,302	231,355	281,780
Total expenses	(137,506)	(708,638)	855,605	1,844,534

NET INVESTMENT INCOME (LOSS)	142,390	708,034	(841,465)	(1,843,824)

NET INCOME (LOSS)	$(2,406,044)	$(6,684,940)	$(275,609)	$1,741,125

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	2,907,994	3,843,613	3,075,316	3,872,244
Class C	18,749,091	26,434,639	20,387,821	26,967,837
Class D**	100	100	100	100
Class I	2,058,470	2,094,841	2,059,470	2,100,721
Class DS*	—	23,822,173	—	24,806,229
Class DT***	—	9,157,781	—	9,528,035
Class M	4,303,841	5,321,136	4,496,799	5,329,131

Net income (loss) per weighted average Unit
Class A	$(0.0922)	$(0.1327)	$(0.0156)	$(0.0282)
Class C	$(0.0863)	$(0.1276)	$(0.0098)	$(0.0281)
Class D**	$(0.0727)	$(0.0949)	$(0.0098)	$(0.0949)
Class I	$(0.0878)	$(0.1353)	$(0.0176)	$(0.0282)
Class DS*	$—	$(0.0256)	$—	$0.1154
Class DT***	$—	$(0.1377)	$—	$(0.0084)
Class M	$(0.0787)	$(0.1217)	$0.0020	$(0.0215)

*Units fully redeemed as of April 30, 2015.

**Units reissued on May 1, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units			Members’ Units	Members’ Units			Members’ Units June
	December 31, 2014	Subscriptions	Redemptions	June 30, 2015	December 31, 2015	Subscriptions	Redemptions	30, 2016

Class A	3,681,307	417,213	(441,939)	3,656,581	3,268,252	—	(605,452)	2,662,800
Class C	27,903,528	353,025	(2,543,409)	25,713,144	23,067,047	36,615	(5,438,266)	17,665,396
Class D**	—	100	—	100	100	—	—	100
Class I	2,112,602	—	(17,761)	2,094,841	2,061,470	—	(3,000)	2,058,470
Class DS*	25,956,877	—	(25,956,877)	—	—	—	—	—
Class DT***	10,137,574	75,991	(1,300,576)	8,912,989	—	—	—	—
Class M	5,270,371	107,061	(249,824)	5,127,608	4,946,453	256,812	(900,296)	4,302,969

Total Members’ Units	75,062,259	953,390	(30,510,386)	45,505,263	33,343,322	293,427	(6,947,014)	26,689,735

*Units fully redeemed as of April 30, 2015.

**Units reissued on May 1, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2015	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2016
Class A	$3,914,576	$457,118	$(485,560)	$(109,062)	$3,777,072	$3,482,898	$—	$(648,627)	$(47,943)	$2,786,328
Class C	28,153,234	383,000	(2,703,139)	(757,882)	25,075,213	23,091,309	38,000	(5,651,891)	(200,281)	17,277,137
Class D**	—	100	—	(9)	91	94	—	—	(1)	93
Class I	2,305,631	—	(21,002)	(59,331)	2,225,298	2,263,744	—	(3,568)	(36,197)	2,223,979
Class DS*	35,135,941	—	(37,998,300)	2,862,359	—	—	—	—	—	—
Class DT***	11,730,252	87,929	(1,623,881)	(80,353)	10,113,947	—	—	—	—	—
Class M	5,279,693	115,000	(252,761)	(114,597)	5,027,335	5,041,040	263,867	(975,428)	8,813	4,338,292

Total Members’ Capital	$86,519,327	$1,043,147	$(43,084,643)	$1,741,125	$46,218,956	$33,879,085	$301,867	$(7,279,514)	$(275,609)	$26,625,829

*Units fully redeemed as of April 30, 2015.

**Units reissued on May 1, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1326	$1.0613	$1.1682	$1.0035	$1.0872

Net realized and net change in unrealized trading profit (loss)	(0.0905)	(0.0848)	(0.0934)	(0.0802)	(0.0869)
Brokerage commissions	(0.0015)	(0.0014)	(0.0015)	(0.0013)	(0.0014)
Interest income, net	0.0002	0.0002	0.0002	0.0003	0.0002
Expenses	0.0056	0.0027	0.0069	0.0083	0.0091

Net asset value, end of period	$1.0464	$0.9780	$1.0804	$0.9306	$1.0082

Total Return: (a) (c)

Total return before Performance fees	-9.19%	-9.42%	-9.10%	-8.84%	-8.84%
Performance fees	1.58%	1.58%	1.58%	1.58%	1.58%
Total return after Performance fees	-7.61%	-7.84%	-7.52%	-7.26%	-7.26%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.16%	1.40%	1.06%	0.78%	0.79%
Performance fees	-1.63%	-1.63%	-1.63%	-1.63%	-1.63%
Expenses (including Performance fees)	-0.47%	-0.23%	-0.57%	-0.85%	-0.84%

Net investment income (loss) (excluding Performance fees)	-1.14%	-1.39%	-1.04%	-0.75%	-0.77%
Performance fees	1.63%	1.63%	1.63%	1.63%	1.63%
Net investment income (loss) (including Performance fees)	0.49%	0.24%	0.59%	0.88%	0.86%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0657	$1.0011	$1.0981	$0.9407	$1.0191

Net realized and net change in unrealized trading profit (loss)	0.0074	0.0071	0.0075	0.0061	0.0068
Brokerage commissions	(0.0026)	(0.0024)	(0.0026)	(0.0022)	(0.0025)
Interest income, net	0.0005	0.0005	0.0005	0.0006	0.0005
Expenses	(0.0246)	(0.0283)	(0.0231)	(0.0146)	(0.0157)

Net asset value, end of period	$1.0464	$0.9780	$1.0804	$0.9306	$1.0082

Total Return: (a) (c)

Total return before Performance fees	-1.82%	-2.30%	-1.62%	-1.08%	-1.08%
Performance fees	0.00%	0.00%	0.00%	0.01%	0.01%
Total return after Performance fees	-1.82%	-2.30%	-1.62%	-1.07%	-1.07%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	2.25%	2.76%	2.05%	1.50%	1.50%
Performance fees	-0.01%	-0.01%	-0.01%	-0.02%	-0.01%
Expenses (including Performance fees)	2.24%	2.75%	2.04%	1.48%	1.49%

Net investment income (loss) (excluding Performance fees)	-2.21%	-2.71%	-2.01%	-1.43%	-1.46%
Performance fees	0.01%	0.01%	0.01%	0.02%	0.01%
Net investment income (loss) (including Performance fees)	-2.20%	-2.70%	-2.00%	-1.41%	-1.45%

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of June 30, 2016, the Fund holds cash equivalents.  Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2016 and December 31, 2015 and the results of its operations for the three and six month periods ended June 30, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2016 and December 31, 2015, are as follows:

June 30, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	43	$38,793	0.15%	(212)	$235,123	0.88%	$273,916	1.03%	September 2016 - December 2016
Currencies-Forwards*	55,696,974	(120,771)	-0.45%	(52,064,888)	308,396	1.16%	187,625	0.71%	September 2016
Energy	—	—	0.00%	(41)	(55,726)	-0.21%	(55,726)	-0.21%	July 2016 - October 2016
Interest rates	608	623,300	2.34%	(132)	377	0.00%	623,677	2.34%	September 2016 - June 2020
Metals	141	361,884	1.36%	(126)	(431,986)	-1.62%	(70,102)	-0.26%	July 2016 - October 2016
Stock indices	25	37,156	0.14%	(129)	(51,468)	-0.19%	(14,312)	-0.05%	July 2016 - September 2016

Total		$940,362	3.54%		$4,716	0.02%	$945,078	3.56%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	49	$(8,940)	-0.03%	(453)	$235,860	0.70%	$226,920	0.67%	March 2016
Currencies-Forwards*	47,118,237	61,597	0.18%	(58,341,822)	(126,242)	-0.37%	(64,645)	-0.19%	March 2016
Energy	—	—	0.00%	(256)	218,018	0.64%	218,018	0.64%	January 2016 - April 2016
Interest rates	758	(88,889)	-0.26%	(584)	5,166	0.01%	(83,723)	-0.25%	March 2016 - December 2019
Metals	194	7,031	0.02%	(280)	195,391	0.58%	202,422	0.60%	January 2016 - April 2016
Stock indices	93	(31,689)	-0.09%	(297)	(101,010)	-0.30%	(132,699)	-0.39%	January 2016 - March 2016

Total		$(60,890)	-0.18%		$427,183	1.26%	$366,293	1.08%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month or six month periods ended June 30, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,382,421	$1,040,930	$341,491	$—
Forwards	1,226,559	—	1,226,559	—
	$2,608,980	$1,040,930	$1,568,050	$—

Liabilities
Futures	$624,968	$203,883	$421,085	$—
Forwards	1,038,934	—	1,038,934	—
	$1,663,902	$203,883	$1,460,019	$—

June 30, 2016	$945,078	$837,047	$108,031	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,540,123	$860,096	$680,027	$—
Forwards	569,431	—	569,431	—
	$2,109,554	$860,096	$1,249,458	$—

Liabilities
Futures	$1,109,185	$694,463	$414,722	$—
Forwards	634,076	—	634,076	—
	$1,743,261	$694,463	$1,048,798	$—

December 31, 2015	$366,293	$165,633	$200,660	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2016 and 2015:

	For the three months ended	For the six months ended
	June 30, 2016	June 30, 2016
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$288,355	$229,006
Currencies	(215,139)	167,690
Energy	(817,417)	(115,073)
Interest rates	485,031	2,482,621
Metals	(355,819)	(521,468)
Stock indices	(1,894,667)	(1,604,319)

Total, net	$(2,509,656)	$638,457

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(300,105)	$(802,420)
Currencies	(2,243,615)	(927,921)
Energy	(1,159,593)	(797,568)
Interest rates	(3,429,883)	3,731,970
Metals	(67,892)	(73,610)
Stock indices	(69,595)	2,700,657

Total, net	$(7,270,683)	$3,831,108

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 100 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2016, and 2015 amounted to $1,437 and $13,401. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2016, and 2015 amounted to $3,138 and  $17,861, respectively, of which $1,740 and $2,507 was payable to the Transfer Agent as of June 30, 2016 and December 31, 2015, respectively.

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

PERIOD-END NET ASSET VALUE PER UNIT

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2015	$1.1375	$1.1463	$1.1657	$1.1442	$1.1245	$1.0329
2016	$1.1282	$1.1534	$1.1326	$1.0599	$1.0297	$1.0464

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2015	$1.0783	$1.0858	$1.1033	$1.0821	$1.0625	$0.9752
2016	$1.0589	$1.0816	$1.0613	$0.9923	$0.9632	$0.9780

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2015	n/a	n/a	n/a	n/a	$0.9840	$0.9050
2016	$0.9971	$1.0207	$1.0035	$0.9403	$0.9147	$0.9306

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2015	$1.1678	$1.1773	$1.1976	$1.1759	$1.1560	$1.0623
2016	$1.1629	$1.1893	$1.1682	$1.0937	$1.0628	$1.0804

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2015	$1.4497	$1.4628	$1.4895	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2015	$1.2397	$1.2513	$1.2744	$1.2529	$1.2333	$1.1347
2016	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2015	$1.0729	$1.0826	$1.1023	$1.0833	$1.0660	$0.9804
2016	$1.0802	$1.1058	$1.0872	$1.0187	$0.9909	$1.0082

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

For the six month period ended June 30, 2016, Fund capital decreased 21.41% from $33,879,085 to  $26,625,829.  This decrease was attributable to the net loss from operations of $275,609, coupled with the redemption of 6,947,014 redeemable Units resulting in an outflow of $7,279,514.  The cash outflow was offset with cash inflow of $301,867 due to subscriptions of 293,427 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.   The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”.  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories. As a result of the present low interest rate environment, clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time. Accordingly, MLPF&S will charge the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

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

January 1, 2016 to June 30, 2016

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

April 1, 2016 to June 30, 2016

The Fund experienced a net trading loss of $2,509,656 before brokerage commissions and related fees in the second quarter of 2016. The Fund’s profits were primarily attributable to interest rates and  agriculture sectors. The currency, metals, energy and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to a negative rates environment in two of the major government bond issuing markets and yields rose across the space. The interest rates sector was influenced by central banks and whether or not they will provide further monetary policy stimulus measures. This lead to uncertainty surrounding the European Central Bank, The U.S. Federal Reserve and Bank of Japan meetings. Overall, the Central Bank kept stimulus and rates on hold, however, the U.S. Federal Reserve acknowledged that global markets face pressures. Losses were posted to the Fund in the middle of the quarter with its long bonds (short yields) exposure throughout May. This exposure increased throughout May as yields traded lower towards the second half of the month. A sharp rally in yields towards the end of the month harmed performance in the sector. These sharp moves halted relatively quickly and the bond futures space returned moderately positive performance in May. Profits were posted to the Fund at the end of quarter. Bonds was the top performing sector in June with the Trading Program’s long positions in Gilts, U.S. 2 and 5 year Treasury bonds leading the way in terms of positive performance.

The agriculture sector posted profits to the Fund.  Losses were posted to the Fund at the beginning of the second quarter. The Trading Program started April net short but a sharp reversal in major markets owing to the U.S. dollar weakness and a short squeeze resulted in difficult conditions for the sector. The Trading Program started April with a small net short delta in the meats space and this increased slightly throughout the month to see a small positive return. Profits were posted to the Fund in the middle of the quarter. The Trading Program started May moderately net short positions and flipped modestly to long positions in the agriculture sector by the end of May. The change can partially be attributed to a sharp rally in soybean meal due to a squeeze in supplies. The long soybean meal contract was the top contributor in the sector. Lean hog prices rallied which resulted in losses to short lean hog contracts. Profits were posted to the Fund at the end of quarter.  The Trading Program started June with a small net long position, but this transitioned aggressively to net short positions by the end of the month as corn and wheat both plummeted after the quarterly U.S. Department of Agriculture report showed an uptick in planting.  The Trading Program posted profits to the Fund due to long positions in soybean, sugar and corn.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter.  FX markets confounded many in April as despite a move to negative rates in Europe and Japan both of these currencies outperformed the U.S. dollar. The British sterling also staged a recovery rally after perhaps a softening of “BREXIT” fear scenarios calmed the market. The Euro and emerging markets currencies rallied against the U.S. dollar. Emerging markets currencies rebounded as commodity markets retraced their losses. Further soft language from the U.S. Federal Reserve also put pressure on the dollar as traders continue to be split as to when the next rate rise will be, if at all, with some even speculating about QE4.  The Trading Program transitioned to net short positions in the U.S. dollar across G-10 and EM Forex Market at the end of March. Overall the Forex Market was a detractor from performance due to the Trading Program’s short positions in the Canadian dollar and long positions in the Polish Zloty being the top detractors.  Losses were posted to the Fund in the middle of the second quarter. The Forex Markets were primarily led by a slight rebound in the U.S. dollar. The U.S. dollar rallied against most G-10 currencies with the exception of the British sterling which rallied as “Brexit” polls emerged showing a higher probability of a win for the ‘Remain’ campaign. Words from the Reserve

Bank of New Zealand coupled with poor employment numbers resulted in the New Zealand dollar dropping aggressively at the start May. The top detractors within the Forex Markets were the long positions in Turkish Lira and New Zealand positions. Poor employment numbers in Sweden resulted in gains from the short positions in the Swedish krona versus the U.S. dollar positions, however, gains in the sector were not enough to offset losses. Profits were posted to the Fund at the end of quarter due to the Trading Program’s long positioning in the Brazilian real and New Zealand dollar.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter with a small short exposure in metals and transitioned into net long exposure by the end of April. Strong performance from silver was countered by choppy conditions in palladium and copper. Losses were posted to the Fund in the middle of the quarter as gold and silver gave back some gains seen in previous months as a combination of a slightly stronger U.S. dollar and a general dissipation of “risk off” settled in the market which eased the buying pressure on gold. The Trading Program’s long gold and silver positions were the top detractors for the month, with both positions flipping short by the end of May. Losses were posted to the Fund at the end of the quarter.  The Trading Program’s long positions in precious metals were overshadowed by its short positions in base metals hampering performance in this space.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The energy sector detracted from performance with the top detractor being West Texas Intermediate. Losses were posted to the Fund in the middle of the second quarter. May saw a slight break in terms of volatility in oil prices. Fires in Canada, strikes in Nigeria, and tensions in Libya all contributed to the impression that supply is lower. Long gas oil was the top performer in energies in May. The Fund started the month with very modest long exposure and with various levels week over week, ending the month with an even more modest long exposure. The top detractor in the sector was RBOB gasoline with varying positioning throughout the month. Losses were posted to the Fund at the end of quarter due to the Trading Program’s short positions in natural gas.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The equity sector detracted from performance, despite small gains from the US. The top detractor in the sector was the Swiss Market Index and the CAC. Losses were posted to the Fund in the middle of the second quarter as equity prices fell sharply at the start of the month, primarily led by the decrease in financial stocks along with the resources sector taking a break from its impressive rebound off the lows since the start of the year.  Losses were posted to the Fund at the end of quarter. The worst performing market in June was the DAX wherein the Trading Program started the month with short positions and ended with long positions by the end of June.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2016 and 2015 the Fund’s average capitalization was $30,655,547 and $72,352,848, respectively.

	June 30, 2016
	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$369,978	1.21%	$635,249	$237,064
Currencies	981,081	3.20%	1,556,554	386,304
Energy	71,702	0.23%	148,223	27,659
Interest Rates	871,626	2.84%	1,290,831	708,304
Metals	111,191	0.36%	177,809	42,819
Stock Indices	74,265	0.24%	104,209	59,708

Total	$2,479,843	8.08%	$3,912,875	$1,461,858

	June 30, 2015
	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$74,423	0.10%	$96,445	$41,374
Currencies	871,275	1.20%	1,566,819	204,561
Energy	656,348	0.91%	773,828	413,932
Interest Rates	4,730,230	6.54%	6,155,945	2,613,022
Metals	177,702	0.25%	274,142	70,754
Stock Indices	1,045,747	1.45%	1,344,426	751,770

Total	$7,555,725	10.45%	$10,211,605	$4,095,413

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015, by market sector. There have been no material changes at June 30, 2016.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at June 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2016 and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.0657
2/01/2016	—	—	1.1282
3/01/2016	—	—	1.1534
4/01/2016	—	—	1.1326
5/01/2016	—	—	1.0599
6/01/2016	—	—	1.0297
7/01/2016	—	—	1.0464

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$17,000	16,981	$1.0011
2/01/2016	11,000	10,388	1.0589
3/01/2016	10,000	9,246	1.0816
4/01/2016	—	—	1.0613
5/01/2016	—	—	0.9923
6/01/2016	—	—	0.9632
7/01/2016	—	—	0.9780

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.0981
2/01/2016	—	—	1.1629
3/01/2016	—	—	1.1893
4/01/2016	—	—	1.1682
5/01/2016	—	—	1.0937
6/01/2016	—	—	1.0628
7/01/2016	—	—	1.0804

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.0191
2/01/2016	—	—	1.0802
3/01/2016	15,000	13,565	1.1058
4/01/2016	17,000	15,636	1.0872
5/01/2016	231,867	227,611	1.0187
6/01/2016	—	—	0.9909
7/01/2016	—	—	1.0082

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$0.9407
2/01/2016	—	—	0.9971
3/01/2016	—	—	1.0207
4/01/2016	—	—	1.0035
5/01/2016	—	—	0.9403
6/01/2016	—	—	0.9147
7/01/2016	—	—	0.9306

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

Item 6.     Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02         Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 12, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)