Form 10-Q
period 2016-09-30
ML BlueTrend FuturesAccess LLC
filed 2016-11-14
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, 24,270,839 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $5,214,108 for 2016 and $7,259,503 for 2015)	$22,556,559	$45,654,052
Unrealized profit on open futures contracts	647,804	1,540,123
Unrealized profit on open forwards contracts	338,161	569,431
Cash and cash equivalents	466,496	489,100
Other assets	1,433	1,976

TOTAL ASSETS	$24,010,453	$48,254,682

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$6,772	$4,597
Sponsor and Advisory fees payable	63,817	110,760
Redemptions payable	748,840	12,240,124
Unrealized loss on open futures contracts	573,312	1,109,185
Unrealized loss on open forwards contracts	285,560	634,076
Other liabilities	236,603	276,855

Total liabilities	1,914,904	14,375,597

MEMBERS’ CAPITAL:
Members’ Capital (24,270,839 Units and 33,343,322 Units outstanding; unlimited Units authorized)	22,095,549	33,879,085
Total Members’ Capital	22,095,549	33,879,085

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$24,010,453	$48,254,682

NET ASSET VALUE PER UNIT:

Class A	$0.9556	$1.0657
Class C	$0.8909	$1.0011
Class D	$0.8531	$0.9407
Class I	$0.9877	$1.0981
Class M	$0.9242	$1.0191

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30,2015
TRADING PROFIT (LOSS):

Realized, net	$(1,000,878)	$1,472,518	$(941,206)	$9,071,491
Change in unrealized, net	(817,985)	2,286,307	(239,200)	(1,481,558)
Brokerage commissions	(32,003)	(63,715)	(104,604)	(309,874)

Total trading profit (loss), net	(1,850,866)	3,695,110	(1,285,010)	7,280,059

INVESTMENT INCOME (EXPENSE):
Interest, net	5,036	(463)	19,176	247

EXPENSES:
Management fee	94,625	172,199	332,483	729,873
Sponsor fee	116,980	186,986	417,105	592,865
Performance fee	—	184,801	86,267	784,002
Other	117,413	139,869	348,768	421,649
Total expenses	329,018	683,855	1,184,623	2,528,389

NET INVESTMENT INCOME (LOSS)	(323,982)	(684,318)	(1,165,447)	(2,528,142)

NET INCOME (LOSS)	$(2,174,848)	$3,010,792	$(2,450,457)	$4,751,917

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	2,563,457	3,646,734	2,904,697	3,797,074
Class C	16,939,793	25,658,641	19,238,478	26,531,438
Class D**	100	100	100	100
Class I	2,029,421	2,077,876	2,049,453	2,093,106
Class DS*	—	—	—	24,806,229
Class DT***	—	9,459,633	—	9,505,234
Class M	4,292,335	5,164,068	4,428,644	5,274,110

Net income (loss) per weighted average Unit
Class A	$(0.0871)	$0.0667	$(0.0934)	$0.0354
Class C	$(0.0832)	$0.0606	$(0.0836)	$0.0300
Class D**	$(0.0775)	$0.0617	$(0.0873)	$(0.0332)
Class I	$(0.0906)	$0.0699	$(0.1074)	$0.0411
Class DS*	$—	$—	$—	$0.1154
Class DT***	$—	$0.0766	$—	$0.0678
Class M	$(0.0837)	$0.0666	$(0.0791)	$0.0435

*Units fully redeemed as of April 30, 2015.

**Units reissued on May 1, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units			Members’ Units	Members’ Units			Members’ Units
	December 31, 2014	Subscriptions	Redemptions	September 30, 2015	December 31, 2015	Subscriptions	Redemptions	September 30, 2016

Class A	3,681,307	426,798	(491,998)	3,616,107	3,268,252	—	(886,560)	2,381,692
Class C	27,903,528	520,170	(3,203,037)	25,220,661	23,067,047	36,615	(7,151,711)	15,951,951
Class D**	—	100	—	100	100	—	—	100
Class I	2,112,602	—	(51,132)	2,061,470	2,061,470	—	(167,828)	1,893,642
Class DS*	25,956,877	—	(25,956,877)	—	—	—	—	—
Class DT***	10,137,574	1,690,858	(1,791,147)	10,037,285	—	—	—	—
Class M	5,270,371	255,839	(567,903)	4,958,307	4,946,453	256,812	(1,159,811)	4,043,454

Total Members’ Units	75,062,259	2,893,765	(32,062,094)	45,893,930	33,343,322	293,427	(9,365,910)	24,270,839

*Units fully redeemed as of April 30, 2015.

**Units reissued on May 1, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2014	Subscriptions	Redemptions	(Loss)	September 30, 2015	December 31, 2015	Subscriptions	Redemptions	(Loss)	September 30, 2016

Class A	$3,914,576	$467,018	$(540,167)	$134,240	$3,975,667	$3,482,898	$—	$(935,713)	$(271,215)	$2,275,970
Class C	28,153,234	546,000	(3,382,779)	795,943	26,112,398	23,091,309	38,000	(7,308,167)	(1,608,893)	14,212,249
Class D**	—	100	—	(3)	97	94	—	—	(9)	85
Class I	2,305,631	—	(58,433)	85,924	2,333,122	2,263,744	—	(173,410)	(220,060)	1,870,274
Class DS*	35,135,941	—	(37,998,300)	2,862,359	—	—	—	—	—	—
Class DT***	11,730,252	2,024,842	(2,218,288)	644,255	12,181,061	—	—	—	—	—
Class M	5,279,693	269,000	(584,217)	229,199	5,193,675	5,041,040	263,867	(1,217,656)	(350,280)	3,736,971

Total Members’ Capital	$86,519,327	$3,306,960	$(44,782,184)	$4,751,917	$49,796,020	$33,879,085	$301,867	$(9,634,946)	$(2,450,457)	$22,095,549

*Units fully redeemed as of April 30, 2015.

**Units reissued on May 1, 2015.

***Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0464	$0.9780	$1.0804	$0.9306	$1.0082

Net realized and net change in unrealized trading profit (loss)	(0.0772)	(0.0720)	(0.0798)	(0.0688)	(0.0746)
Brokerage commissions	(0.0013)	(0.0012)	(0.0014)	(0.0012)	(0.0013)
Interest income, net	0.0002	0.0002	0.0002	0.0003	0.0002
Expenses	(0.0125)	(0.0141)	(0.0117)	(0.0078)	(0.0083)

Net asset value, end of period	$0.9556	$0.8909	$0.9877	$0.8531	$0.9242

Total Return: (a) (c)

Total return before Performance fees	-8.68%	-8.90%	-8.58%	-8.33%	-8.33%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-8.68%	-8.90%	-8.58%	-8.33%	-8.33%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.20%	1.45%	1.10%	0.83%	0.83%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.20%	1.45%	1.10%	0.83%	0.83%

Net investment income (loss) (excluding Performance fees)	-1.18%	-1.43%	-1.08%	-0.81%	-0.81%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.18%	-1.43%	-1.08%	-0.81%	-0.81%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0657	$1.0011	$1.0981	$0.9407	$1.0191

Net realized and net change in unrealized trading profit (loss)	(0.0698)	(0.0649)	(0.0723)	(0.0627)	(0.0679)
Brokerage commissions	(0.0039)	(0.0036)	(0.0040)	(0.0034)	(0.0037)
Interest income, net	0.0007	0.0006	0.0007	0.0009	0.0007
Expenses	(0.0371)	(0.0423)	(0.0348)	(0.0224)	(0.0240)

Net asset value, end of period	$0.9556	$0.8909	$0.9877	$0.8531	$0.9242

Total Return: (a) (c)

Total return before Performance fees	-10.34%	-11.00%	-10.05%	-9.32%	-9.32%
Performance fees	0.00%	0.00%	0.00%	0.01%	0.01%
Total return after Performance fees	-10.34%	-11.00%	-10.05%	-9.31%	-9.31%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	3.46%	4.20%	3.16%	2.33%	2.33%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%
Expenses (including Performance fees)	3.45%	4.19%	3.15%	2.32%	2.32%

Net investment income (loss) (excluding Performance fees)	-3.39%	-4.14%	-3.09%	-2.27%	-2.27%
Performance fees	0.01%	0.01%	0.01%	0.01%	0.01%
Net investment income (loss) (including Performance fees)	-3.38%	-4.13%	-3.08%	-2.26%	-2.26%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D**	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0329	$0.9752	$1.0623	$0.9050	$1.1347	$0.9804

Net realized and net change in unrealized trading profit(loss)	0.0832	0.0785	0.0856	0.0728	0.0915	0.0790
Brokerage commissions	(0.0014)	(0.0013)	(0.0015)	(0.0013)	(0.0016)	(0.0013)
Interest income, net (b)	(0.0000)	(0.0000)	(0.0000)	0.0000	(0.0000)	(0.0000)
Expenses	(0.0153)	(0.0170)	(0.0146)	(0.0096)	(0.0110)	(0.0106)

Net asset value, end of period	$1.0994	$1.0354	$1.1318	$0.9669	$1.2136	$1.0475

Total Return: (a) (d)

Total return before Performance fees	6.83%	6.55%	6.93%	7.23%	7.37%	7.23%
Performance fees	-0.39%	-0.38%	-0.39%	-0.39%	-0.41%	-0.39%
Total return after Performance fees	6.44%	6.17%	6.54%	6.84%	6.96%	6.84%

Ratios to Average Members’ Capital: (d)

Expenses (excluding Performance fees) (c)	1.05%	1.30%	0.94%	0.67%	0.54%	0.67%
Performance fees	0.36%	0.36%	0.36%	0.36%	0.38%	0.36%
Expenses (including Performance fees)	1.41%	1.66%	1.30%	1.03%	0.92%	1.03%

Net investment income (loss) (excluding Performance fees)	-1.05%	-1.30%	-0.94%	-0.67%	-0.54%	-0.67%
Performance fees	-0.36%	-0.36%	-0.36%	-0.36%	-0.38%	-0.36%
Net investment income (loss) (including Performance fees)	-1.41%	-1.66%	-1.30%	-1.03%	-0.92%	-1.03%

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

Ratios to Average Members’ Capital: (d)

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

**Units reissued May 1, 2015.

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.      ORGANIZATION

ML BlueTrend FuturesAccess LLC (the “Fund”), a  FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on April 30, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Systematica Investments Limited (acting as general partner of Systematica Investments LP) (“Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor trades the BlueTrend Program (the “Trading Program”) for the Fund. The Trading Advisor has delegated the day-to-day operation of the Trading Program to affiliated sub-investment managers, Systematica Investments GP Limited and Systematica Investments Singapore Pte. Ltd. and may in the future delegate to other affiliated sub-investment managers.

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. MLAI may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. MLAI may select other of its affiliates, or third parties, as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of September 30, 2016, the Fund holds cash equivalents.  Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2016 and December 31, 2015 and the results of its operations for the three and nine month periods ended September 30, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2016 and December 31, 2015, are as follows:

September 30, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	40	$(14,276)	-0.06%	(218)	$99,415	0.45%	$85,139	0.39%	November 2016 - December 2016
Currencies-Forwards*	46,598,150	147,836	0.67%	(39,764,367)	(95,235)	-0.43%	52,601	0.24%	December 2016
Energy	18	13,409	0.06%	(36)	(44,520)	-0.20%	(31,111)	-0.14%	October 2016 - January 2017
Interest rates	883	51,041	0.23%	(175)	(43,338)	-0.20%	7,703	0.03%	December 2016 - September 2020
Metals	135	187,997	0.85%	(110)	(223,169)	-1.01%	(35,172)	-0.16%	October 2016 - January 2017
Stock indices	194	17,109	0.08%	(160)	30,824	0.14%	47,933	0.22%	October 2016 - December 2016

Total		$403,116	1.83%		$(276,023)	-1.25%	$127,093	0.58%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	49	$(8,940)	-0.03%	(453)	$235,860	0.70%	$226,920	0.67%	March 2016
Currencies-Forwards*	47,118,237	61,597	0.18%	(58,341,822)	(126,242)	-0.37%	(64,645)	-0.19%	March 2016
Energy	—	—	0.00%	(256)	218,018	0.64%	218,018	0.64%	January 2016 - April 2016
Interest rates	758	(88,889)	-0.26%	(584)	5,166	0.01%	(83,723)	-0.25%	March 2016 - December 2019
Metals	194	7,031	0.02%	(280)	195,391	0.58%	202,422	0.60%	January 2016 - April 2016
Stock indices	93	(31,689)	-0.09%	(297)	(101,010)	-0.30%	(132,699)	-0.39%	January 2016 - March 2016

Total		$(60,890)	-0.18%		$427,183	1.26%	$366,293	1.08%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month or nine month periods ended September 30, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$647,804	$426,392	$221,412	$—
Forwards	338,161	—	338,161	—
	$985,965	$426,392	$559,573	$—

Liabilities
Futures	$573,312	$331,149	$242,163	$—
Forwards	285,560	—	285,560	—
	$858,872	$331,149	$527,723	$—

September 30, 2016	$127,093	$95,243	$31,850	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,540,123	$860,096	$680,027	$—
Forwards	569,431	—	569,431	—
	$2,109,554	$860,096	$1,249,458	$—

Liabilities
Futures	$1,109,185	$694,463	$414,722	$—
Forwards	634,076	—	634,076	—
	$1,743,261	$694,463	$1,048,798	$—

December 31, 2015	$366,293	$165,633	$200,660	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2016 and 2015:

	For the three months ended	For the nine months ended
	September 30, 2016	September 30, 2016
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(150,779)	$78,227
Currencies	(357,835)	(190,145)
Energy	(720,985)	(836,058)
Interest rates	(569,680)	1,912,941
Metals	(114,063)	(635,531)
Stock indices	94,479	(1,509,840)

Total, net	$(1,818,863)	$(1,180,406)

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(282,860)	$(1,085,279)
Currencies	333,965	(593,956)
Energy	1,469,383	671,815
Interest rates	1,661,970	5,393,939
Metals	1,158,254	1,084,644
Stock indices	(581,887)	2,118,770

Total, net	$3,758,825	$7,589,933

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

5.    RELATED PARTY TRANSACTIONS

MLAI owns 100 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2016, and 2015 amounted to $973 and $5,600. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2016, and 2015 amounted to $4,111 and  $23,461, respectively, of which $1,294 and $2,507 was payable to the Transfer Agent as of September 30, 2016 and December 31, 2015, respectively.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2015	$1.1375	$1.1463	$1.1657	$1.1442	$1.1245	$1.0329	$1.0892	$1.0912	$1.0994
2016	$1.1282	$1.1534	$1.1326	$1.0599	$1.0297	$1.0464	$1.0736	$1.0342	$0.9556

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2015	$1.0783	$1.0858	$1.1033	$1.0821	$1.0625	$0.9752	$1.0274	$1.0285	$1.0354
2016	$1.0589	$1.0816	$1.0613	$0.9923	$0.9632	$0.9780	$1.0026	$0.9650	$0.8909

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2015	n/a	n/a	n/a	n/a	$0.9840	$0.9050	$0.9555	$0.9584	$0.9669
2016	$0.9971	$1.0207	$1.0035	$0.9403	$0.9147	$0.9306	$0.9561	$0.9221	$0.8531

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2015	$1.1678	$1.1773	$1.1976	$1.1759	$1.1560	$1.0623	$1.1205	$1.1229	$1.1318
2016	$1.1629	$1.1893	$1.1682	$1.0937	$1.0628	$1.0804	$1.1089	$1.0685	$0.9877

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2015	$1.4497	$1.4628	$1.4895	n/a	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2015	$1.2397	$1.2513	$1.2744	$1.2529	$1.2333	$1.1347	$1.1985	$1.2026	$1.2136
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2015	$1.0729	$1.0826	$1.1023	$1.0833	$1.0660	$0.9804	$1.0351	$1.0383	$1.0475
2016	$1.0802	$1.1058	$1.0872	$1.0187	$0.9909	$1.0082	$1.0357	$0.9989	$0.9242

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

For the nine month period ended September 30, 2016, Fund capital decreased 34.78% from $33,879,085 to $22,095,549.  This decrease was attributable to the net loss from operations of $2,450,457, coupled with the redemption of 9,365,910 redeemable Units resulting in an outflow of $9,634,946.  The cash outflow was offset with cash inflow of $301,867 due to subscriptions of 293,427 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.   The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”.  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories. As a result of the present low interest rate environment, these clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time. Accordingly, MLPF&S charges the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

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

January 1, 2016 to September 30, 2016

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

July 1, 2016 to September 30, 2016

The Fund experienced a net trading loss of $1,818,863 before brokerage commissions and related fees in the third quarter of 2016. The Fund’s profits were primarily attributable to the stock indices sector. The metals, agriculture, currency, interest rates and energy sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short positions in VIX contracts. Profits were posted to the Fund in the middle of the quarter. Long exposure increased gradually throughout August and the Trading Program posted profits to the Fund with all regions trading by the Fund in positive territory. The top performers within the sector were the Trading Program’s short positions in the VIX and long positions in the DAX. Losses were posted to the Fund at the end of the quarter. There was volatility in September as the European Central Bank did not lengthen their QE program.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter as gold and silver extended their year’s gains. Losses were posted to the Fund in the middle of the quarter. Base metals trended higher for most of August while precious metals generally did not gain any upwards momentum. Losses were posted to the Fund at the end of the quarter. The metals sector detracted from performance in September with profits in the Trading Program’s long positions in lead and palladium contracts negated by losses across the rest of the sector.

The agriculture sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the third quarter.  The Trading Program started July with a small net short exposure after poor crop reports coming out of June. In the meats space, the Trading Program’s losses on long positions in lean hogs were overshadowed by gains in feeder and live cattle. Profits were posted to the Fund in the middle of the second quarter. The agriculture space was mixed in August with whipsaw trading in corn along with a more straightforward trend lower in wheat due to over-supply concerns. Losses were posted to the Fund at the end of the quarter. Profits in the Trading Program’s short positions in lean hogs and long positions in sugar contracts were not enough to offset losses in the Trading Program’s short positions in corn and wheat contracts.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the third quarter.  The U.S. dollar showed strength for much of July, however late in the month lowered close to where it began making for a flat month. The Trading Program entered July primarily long U.S. dollar vs. G-10 crosses and short U.S. dollar vs emerging market crosses and risk GPB/USD was minimal. Losses were posted to the Fund in the middle of the quarter. The Trading Program continued to have long positions in the U.S. dollar vs G-10 crosses and short positions in the U.S. dollar vs emerging market crosses. Exposure was reduced throughout the month. Losses were posted to the Fund at the end of the quarter. The Trading Program had mixed positioning in G-10 crosses, however overall, continued with a net long U.S. dollar exposure versus G-10 crosses and a net short U.S. dollar exposure versus emerging market crosses. This exposure increased slightly from the start to finish of September with varying levels week over week.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter.  The Trading Program continued with its long bonds (short yields) exposure throughout July. Generally, bond market volatility traded at lower levels relative to June. The Trading Program posted profits to the Fund from long positions in U.K. gilt and Euro-BTP positions posting the largest gains. Losses were posted to the Fund in the middle of the quarter. The Trading Program continued with its long bonds (short yields) delta throughout August. Yields had been trading sideways for most of the summer and August was no major deviation from this. The Trading Program increased its long bonds exposure towards the end of August and a slight increase in yields led to a negative return in the bond sector. Rates markets remained influenced by the Federal Reserve Chair Janet Yellen’s comments towards a rate hike in 2016. The Trading Program posted losses to the Fund in rates with gains in FI-Europe and the interest rate swap space offset by losses in FI-Asia and FI-US. Losses were posted to the Fund at the end of the quarter. Bonds sold off in September during the risk-off period after the lack of action from the European Central Bank. The Trading Program’s long position in the Canadian 10 year contract was the largest detractor in bonds. Rates markets experienced volatility after concerns that the European Central Bank did not immediately lengthen the duration of their QE program. The Trading Program’s long Eurodollar contract was the largest detractor of the rates contracts.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. Oil fell in July as inventory was stacking up. The Trading Program’s net short exposure benefitted from the trend lower, contributing to positive performance. Losses were posted to the Fund in the middle of the quarter. The Trading Program had a net short exposure which was reduced throughout August, but finished net short overall. The energy sector was a detractor in August with short Brent Crude, RBOB gasoline and heating oil contracts as the top detractors. Losses were posted to the Fund at the end of the quarter. The Trading Program’s short positions in Brent Crude and heating oil contracts were the top detractors in the energy sector.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2016 and 2015, the Fund’s average capitalization was $28,772,202 and $65,338,236, respectively.

September 30, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$488,228	1.70%	$794,823	$237,064
Currencies	826,843	2.87%	1,556,554	386,304
Energy	16,302	0.06%	148,223	(103,638)
Interest Rates	1,369,340	4.76%	2,593,484	708,304
Metals	29,428	0.10%	177,809	(147,069)
Stock Indices	(30,144)	-0.10%	104,209	(262,075)

Total	$2,699,997	9.39%	$5,375,102	$818,890

September 30, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$88,379	0.14%	$153,208	$41,374
Currencies	838,829	1.28%	1,566,819	204,561
Energy	544,027	0.83%	773,828	261,379
Interest Rates	3,627,609	5.55%	6,155,945	1,164,038
Metals	382,269	0.59%	1,042,635	70,754
Stock Indices	800,745	1.23%	1,344,426	254,304

Total	$6,281,858	9.62%	$11,036,861	$1,996,410

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015, by market sector. There have been no material changes at September 30, 2016.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at September 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2016 and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 18, 2016.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.0657
2/01/2016	—	—	1.1282
3/01/2016	—	—	1.1534
4/01/2016	—	—	1.1326
5/01/2016	—	—	1.0599
6/01/2016	—	—	1.0297
7/01/2016	—	—	1.0464
8/01/2016	—	—	1.0736
9/01/2016	—	—	1.0342
10/01/2016	—	—	0.9556

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$17,000	16,981	$1.0011
2/01/2016	11,000	10,388	1.0589
3/01/2016	10,000	9,246	1.0816
4/01/2016	—	—	1.0613
5/01/2016	—	—	0.9923
6/01/2016	—	—	0.9632
7/01/2016	—	—	0.9780
8/01/2016	—	—	1.0026
9/01/2016	—	—	0.9650
10/01/2016	—	—	0.8909

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.0981
2/01/2016	—	—	1.1629
3/01/2016	—	—	1.1893
4/01/2016	—	—	1.1682
5/01/2016	—	—	1.0937
6/01/2016	—	—	1.0628
7/01/2016	—	—	1.0804
8/01/2016	—	—	1.1089
9/01/2016	—	—	1.0685
10/01/2016	—	—	0.9877

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.0191
2/01/2016	—	—	1.0802
3/01/2016	15,000	13,565	1.1058
4/01/2016	17,000	15,636	1.0872
5/01/2016	231,867	227,611	1.0187
6/01/2016	—	—	0.9909
7/01/2016	—	—	1.0082
8/01/2016	—	—	1.0357
9/01/2016	—	—	0.9989
10/01/2016	—	—	0.9242

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$0.9407
2/01/2016	—	—	0.9971
3/01/2016	—	—	1.0207
4/01/2016	—	—	1.0035
5/01/2016	—	—	0.9403
6/01/2016	—	—	0.9147
7/01/2016	—	—	0.9306
8/01/2016	—	—	0.9561
9/01/2016	—	—	0.9221
10/01/2016	—	—	0.8531

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                         Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)