Form 10-K
period 2016-12-31
ML BlueTrend FuturesAccess LLC
filed 2017-03-17
CIK 1471270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016

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

As of February 28, 2017 Units of limited liability company interest with an aggregate Net Asset Value of $17,261,384 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2016 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2016, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-657-3784.

ML BLUETREND FUTURESACCESS LLC

ANNUAL REPORT FOR 2016 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML BlueTrend FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on May 8, 2008 and commenced trading activities on September 1, 2008. The Fund engages in the speculative trading of futures and forward contracts on a wide range of commodities. Systematica Investments Limited (acting as general partner of Systematica Investments LP) is the trading advisor (the “Trading Advisor”) of the Fund. The Trading Advisor trades the BlueTrend Program (the “Trading Program”) for the Fund.   The Trading Advisor has delegated the day-to-day operation of the Trading Program to affiliated sub-investment managers Systematica Investments GP Limited and Systematica Investments Singapore Pte Ltd. and may in the future delegate to other affiliated sub-investment managers.

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

The Trading Program is a systematic trend follower, but its decision-making inputs are 100% technical.  The Trading Program focuses on daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, foreign exchange (“F/X”), energy, metals, agricultural and soft commodities.  See “Trading Advisor’s Trading Program,” below.

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

As of December 31, 2016, the Net Asset Value of the Fund was $18,793,760.  As of December 31, 2016, the Net Asset Value per Unit was $0.9288 for Class A, $0.8638 for Class C, $0.8323 for Class D, $0.9609 for Class I and $0.9016 for Class M. Effective as of April 30, 2015 all Class DS Units were redeemed. Effective as of December 31, 2015 all Class DT Units were redeemed.

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

(c)           Narrative Description of Business:

Advisory Agreement Term

The Fund and MLAI are parties to an Advisory Agreement with the Trading Advisor. The Advisory Agreement will continue in effect until December 31, 2017.  Thereafter, the Advisory Agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 120 days written notice to the other party. The Advisory Agreement may, however, be terminated at any time pursuant to any of the following: (i) the Trading Advisor may terminate the Advisory Agreement upon 90 days written notice in the event that the Trading Advisor independently determines not to pursue, for any accounts, the trading strategy in which the Trading Advisor engages on behalf of the Fund; and (ii) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the Advisory agreement as a result of a material breach of the Advisory Agreement by the other party, after due notice and an opportunity to cure.  The Advisory Agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2016 fiscal year.

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

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses, offset by trading gains, as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Trading Advisor to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below under “Cash Management and Interest”.

Markets

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated —may differ from time to time, as well as over time.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2016 and 2015, are as follows:

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	116	$(73,917)	-0.39%	(146)	$46,560	0.25%	$(27,357)	-0.14%	March 2017
Currencies-Forwards*	21,829,231	(35,467)	-0.19%	(36,605,247)	134,716	0.72%	99,249	0.53%	March 2017
Energy	61	106,625	0.57%	(12)	(2,950)	-0.02%	103,675	0.55%	January 2017 - April 2017
Interest rates	313	22,027	0.12%	(515)	41,780	0.22%	63,807	0.34%	March 2017 - December 2020
Metals	110	(6,210)	-0.03%	(118)	(38,729)	-0.21%	(44,939)	-0.24%	January 2017 - April 2017
Stock indices	258	155,178	0.83%	(242)	64,904	0.35%	220,082	1.18%	January 2017 - March 2017

Total		$168,236	0.91%		$246,281	1.31%	$414,517	2.22%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	49	$(8,940)	-0.03%	(453)	$235,860	0.70%	$226,920	0.67%	March 2016
Currencies-Forwards*	47,118,237	61,597	0.18%	(58,341,822)	(126,242)	-0.37%	(64,645)	-0.19%	March 2016
Energy	—	—	0.00%	(256)	218,018	0.64%	218,018	0.64%	January 2016 - April 2016
Interest rates	758	(88,889)	-0.26%	(584)	5,166	0.01%	(83,723)	-0.25%	March 2016 - December 2019
Metals	194	7,031	0.02%	(280)	195,391	0.58%	202,422	0.60%	January 2016 - April 2016
Stock indices	93	(31,689)	-0.09%	(297)	(101,010)	-0.30%	(132,699)	-0.39%	January 2016 - March 2016

Total		$(60,890)	-0.18%		$427,183	1.26%	$366,293	1.08%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forwards, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could be substantially higher or lower. The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2016 the Fund employed $2,860,619 and $1,971,982 as initial margin to support futures and forward positions, respectively, representing approximately 13.46% and 9.28% respectively, of the Fund’s total assets as of such date.

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

•        deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions, both in the United States and internationally; and held in segregated or secured accounts with MLPF&S, which generally invests the cash in short-term high quality securities or other instruments viewed as cash equivalents.

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

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies” (discussed below).  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.   Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the U.S. since 2008, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories.  As a result of the present low interest rate environment, these clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time at the discretion of MLPF&S and without prior notice to the Fund.  Accordingly, MLPF&S charges the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency.”  The negative interest rate fee is based on the relevant currency’s benchmark index less a certain number of basis points, depending on the currency and based on the current market conditions, including but not limited to negative interest rates charged by clearinghouses and other depositories.   The negative interest rate fee constitutes compensation to MLPF&S, although in some cases the fee may be used to offset MLPF&S’ own costs incurred in connection with maintaining cash at clearinghouses or depositories.  The negative interest rate fee is subject to change from time to time at the discretion of MLPF&S and without prior notice to the Fund.   The negative interest rate fee is computed by MLPF&S on the daily net cash and open trade equity in the Fund’s account at MLPF&S and charged on a monthly basis.

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result. The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other expenses	$408,980	1.54%	$552,393	0.92%	$531,241	0.57%
Sponsor fee	510,258	1.92%	772,655	1.28%	882,045	0.95%
Management fee	408,600	1.54%	896,970	1.49%	1,770,108	1.92%
Performance fee	86,267	0.32%	612,282	1.02%	—	0.00%
Total	$1,414,105	5.32%	$2,834,300	4.71%	$3,183,394	3.44%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BofA Corp. from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BofA Corp. from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Asset Values during 2016, 2015 and 2014 equaled $26,601,118, $60,251,788 and $92,425,259, respectively.

During 2016, the interest income for the Fund was $29,166, or approximately 0.11% of the Fund’s average month-end Net Asset Values During 2015, the interest income of the Fund was $2,004, or approximately 0.00% of the Fund’s average month-end Net Asset Values During 2014, the interest income for the Fund was $3,304, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2016, 2015 and 2014, the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s brokerage commissions was approximately $5.17, $5.91 and $7.04, respectively.

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

Class A Units were subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Effective as of February 1, 2017, the upfront sales commission range applicable to Class A Units changed to between 0% and 2.5%. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

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

Trading Advisor	Performance fees

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

The Fund pays monthly management fees to the Trading Advisor based on the month-end Net Asset Value of the Fund (prior to the reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). The management fee rate is 1.5% per year for all Classes of Units. The Trading Advisor has agreed to share with MLAI, from the management fees, a percentage of the gross asset value attributable to the Units equal to 0.65% on an annual basis but calculated and paid monthly. The Trading Advisor fee sharing arrangement with MLAI is in order to defray costs in connection with and in consideration of BofA Corp. providing certain operational support for the Fund.

Others	Operating expenses of the Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing offering costs reimbursed	Actual costs incurred.

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems.  Many managed futures trading systems are trend-following. Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

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

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets, including by trading in deliverable and non-deliverable F/X forward contracts.  Prospective investors must recognize that deliverable F/X forward trading generally does not take place on futures exchanges or swap execution facilities, and is not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis (including many deliverable forwards where the parties do not take delivery).  As a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the CFTC now regulates non-deliverable forwards as swaps, including deliverable forwards where the parties do not take delivery.  Although non-deliverable forwards are not currently required to be executed in regulated markets, such as futures exchanges or swap execution facilities, certain non-deliverable F/X forwards are voluntarily traded on swap execution facilities and cleared through regulated clearing houses.  See “Regulatory Changes Could Restrict the Fund’s Operations” in this section below.  The responsibility for performing under a non-cleared particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades deliverable F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc. and uncertainty relating to the government bailout of American International Group, Inc. This type of disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Currency-related investments are subject to the risk that the value of a particular currency will change in relation to the U.S. dollar, and the exchange rates of currencies may be highly volatile.  Among the factors that may affect currency values are direct government intervention, which is often intended specifically to change currency values, trade balances, the level of short-term interest rates, differences in the relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary, “systematic” and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds, such as the Fund, from banks, dealers and other counterparties is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

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

Although the U.S. Treasury has the discretion to exclude deliverable F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC (and ultimately will be required to register with the SEC) and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also now requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures exchange or swap exchange facility.  These requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.  If the Fund decides to execute derivatives transactions through these exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities—the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.  Even if the Fund indirectly participates in an exchange or execution facility, the Fund and/or the Trading Advisor may be required to consent to the exchange’s or execution facility’s jurisdiction and to the relevant rulebook, which could subject it to a wide range of regulations and other obligations, together with associated costs.  Like any other self-regulatory organization, exchanges and execution facilities regularly revise and interpret their rules, and such revisions and interpretations could adversely affect the Fund.

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

On August 16, 2012, the European Market Infrastructure Regulation (“EMIR”) entered into force.  EMIR introduces certain requirements in respect of derivative contracts, which applies primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by alternative investment fund managers authorized under the Alternative Fund Managers Directive, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties. NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-E.U. counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with E.U. counterparties, which will require compliance by their non-E.U. counterparties in order to satisfy their own obligations under EMIR.  E.U. FCs or NFC+s which transact with a non-E.U. counterparty that would be classed as an FC or an NFC+ if it had been established in the E.U. will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorized central counterparty.  Secondary legislation has been published subjecting certain index credit default swaps, along with certain interest rate derivative contracts denominated in EUR, GBP, JPY, USD, NOK, PLN and SEK, to the clearing obligation.  Mandatory clearing for these classes of derivatives is now in the process of being phased in by class of counterparty.

The majority of risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) are already in force, while the requirement to exchange collateral will apply from March 1, 2017 for the majority of counterparties (when the obligation to exchange variation margin commences).  Exchange of initial margin is subject to a longer phase-in timeline.

The E.U. regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2018.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the E.U.

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

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Fund invests and the strategies of the Fund; and (y) BofA Corp. Such measures could have a material and adverse effect on the Fund, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating, the Sovereign Debt Crisis in Europe and Brexit

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

On June 23, 2016, the U.K. held an “in-or-out referendum” on the U.K.’s membership of the E.U., the result of which favored the exit of the U.K. from the E.U. (“Brexit”).  The U.K. has the largest financial services sector in the E.U. A process of negotiation will determine the future terms of the U.K.’s relationship with the E.U. which could take many forms.  In the meantime, the U.K. remains a member of the E.U.  The potential impact of Brexit on the Fund is currently unclear.  Depending on the terms of Brexit, economic conditions in the U.K., the rest of the E.U. and global markets may be adversely affected by reduced economic growth and volatility.  The uncertainty before, during and after the period of negotiation could also have a negative economic impact and increase volatility in the financial markets, particularly (but not exclusively) in the E.U.  Such volatility and negative economic impact could, in turn, adversely affect the net asset value, and trading of the Fund.  Further items that may be affected by Brexit may include the regulatory environment in which the Trading Advisor or the Fund operates/trades in.  It is possible that Brexit will stimulate further calls for referenda and political instability among member states of the E.U. and in the U.K. itself with attendant risks.

Cybersecurity Risk

With the increased use of technologies such as the Internet to conduct business, the Fund is susceptible to operational, information security and related risks.  In general, cyber incidents can result from deliberate attacks or unintentional events.  Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems, for example, through “hacking” or malicious software coding, for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.  Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites, i.e., efforts to make network services unavailable to intended users.  Cyber incidents affecting  MLAI, the administrator and other service providers (including, but not limited to, the Fund’s accountants, custodians, transfer agents and financial intermediaries) have the ability to cause disruptions and affect business operations, potentially resulting in financial losses, interference with the Fund’s ability to value securities or other investments, impediments to trading, the inability of investors to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs.  Similar adverse consequences could result from cyber incidents affecting the Trading Program, counterparties with which the Trading Advisor engages in transactions, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions (including financial intermediaries and service providers for investors) and other parties. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.  While MLAI and the Fund’s service providers have established business continuity plans in the event of, and risk management systems to prevent, such cyber incidents, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified.  Furthermore, neither MLAI nor the Fund can control the cyber security plans and systems put in place by its service providers or any other third parties whose operations may affect the Fund or its investors.  The Fund and investors could be harmed as a result.

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

(b)                              Holders:

As of December 31, 2016, there were 467 holders of Units.

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

(f)                                    Recent Sales of Unregistered Securities:

Not applicable. Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-16	$—	—	$1.0657
Feb-16	—	—	1.1282
Mar-16	—	—	1.1534
Apr-16	—	—	1.1326
May-16	—	—	1.0599
Jun-16	—	—	1.0297
Jul-16	—	—	1.0464
Aug-16	—	—	1.0736
Sep-16	—	—	1.0342
Oct-16	—	—	0.9556
Nov-16	—	—	0.9128
Dec-16	—	—	0.9069
Jan-17	—	—	0.9288
Feb-17	—	—	0.9000

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-16	$17,000	16,981	$1.0011
Feb-16	11,000	10,388	1.0589
Mar-16	10,000	9,246	1.0816
Apr-16	—	—	1.0613
May-16	—	—	0.9923
Jun-16	—	—	0.9632
Jul-16	—	—	0.9780
Aug-16	—	—	1.0026
Sep-16	—	—	0.9650
Oct-16	—	—	0.8909
Nov-16	—	—	0.8503
Dec-16	—	—	0.8441
Jan-17	—	—	0.8638
Feb-17	—	—	0.8363

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-16	$—	—	$0.9407
Feb-16	—	—	0.9971
Mar-16	—	—	1.0207
Apr-16	—	—	1.0035
May-16	—	—	0.9403
Jun-16	—	—	0.9147
Jul-16	—	—	0.9306
Aug-16	—	—	0.9561
Sep-16	—	—	0.9221
Oct-16	—	—	0.8531
Nov-16	—	—	0.8159
Dec-16	—	—	0.8116
Jan-17	—	—	0.8323
Feb-17	—	—	0.8075

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-16	$—	—	$1.0981
Feb-16	—	—	1.1629
Mar-16	—	—	1.1893
Apr-16	—	—	1.1682
May-16	—	—	1.0937
Jun-16	—	—	1.0628
Jul-16	—	—	1.0804
Aug-16	—	—	1.1089
Sep-16	—	—	1.0685
Oct-16	—	—	0.9877
Nov-16	—	—	0.9437
Dec-16	—	—	0.9379
Jan-17	—	—	0.9609
Feb-17	—	—	0.9314

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-16	$—	—	$1.0191
Feb-16	—	—	1.0802
Mar-16	15,000	13,565	1.1058
Apr-16	17,000	15,636	1.0872
May-16	231,867	227,611	1.0187
Jun-16	—	—	0.9909
Jul-16	—	—	1.0082
Aug-16	—	—	1.0357
Sep-16	—	—	0.9989
Oct-16	—	—	0.9242
Nov-16	—	—	0.8839
Dec-16	—	—	0.8792
Jan-17	—	—	0.9016
Feb-17	—	—	0.8748

(1) Beginning of the month Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to upfront sales commissions. Class DT Units and Class DS Units were not subject to upfront sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012

Trading profit (loss), net:
Realized, net	$(1,647,185)	$8,955,359	$11,851,426	$(11,727,253)	$7,099,428
Change in unrealized, net	48,224	(2,453,551)	(1,786,161)	383,129	(3,439,687)
Brokerage commissions	(136,013)	(366,457)	(530,630)	(815,030)	(886,130)
Total trading profit (loss), net	(1,734,974)	6,135,351	9,534,635	(12,159,154)	2,773,611

INVESTMENT INCOME (EXPENSE):
Interest, net	29,166	2,004	3,304	2,577	(8,831)

EXPENSES:
Management fee	408,600	896,970	1,770,108	2,951,301	4,156,778
Performance fee	86,267	612,282	—	49,399	102,552
Sponsor fees	510,258	772,655	882,045	937,658	729,287
Other	408,980	552,393	531,241	475,775	555,699
Total Expenses	1,414,105	2,834,300	3,183,394	4,414,133	5,544,316

NET INVESTMENT INCOME (LOSS)	(1,384,939)	(2,832,296)	(3,180,090)	(4,411,556)	(5,553,147)

NET INCOME (LOSS)	$(3,119,913)	$3,303,055	$6,354,545	$(16,570,710)	$(2,779,536)

Balance Sheet Data	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012

Members’ Capital	$18,793,760	$33,879,085	$86,519,327	$113,835,996	$170,304,436
Net Asset Value per Class A Unit	0.9288	1.0657	1.0634	0.9896	1.1196
Net Asset Value per Class C Unit	0.8638	1.0011	1.0089	0.9485	1.0838
Net Asset Value per Class D Unit**	0.8323	0.9407	—	—	1.1740
Net Asset Value per Class I Unit	0.9609	1.0981	1.0914	1.0117	1.1399
Net Asset Value per Class DS Unit*	—	—	1.3536	1.2410	1.3830
Net Asset Value per Class DT Unit***	—	—	1.1571	1.0503	1.1598
Net Asset Value per Class M Unit	0.9016	1.0191	1.0018	0.9184	1.0235

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

NET ASSET VALUE PER UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2012	$1.1585	$1.1711	$1.1262	$1.1600	$1.1557	$1.0951	$1.1603	$1.1581	$1.1546	$1.0966	$1.1077	$1.1196
2013	$1.1592	$1.1422	$1.1650	$1.1837	$1.1087	$1.0140	$1.0030	$0.9942	$0.9889	$1.0201	$1.0268	$0.9896
2014	$0.9493	$0.9696	$0.9398	$0.9455	$1.0023	$1.0252	$0.9999	$1.0480	$1.0191	$1.0319	$1.0739	$1.0634
2015	$1.1375	$1.1463	$1.1657	$1.1442	$1.1245	$1.0329	$1.0892	$1.0912	$1.0994	$1.0825	$1.1089	$1.0657
2016	$1.1282	$1.1534	$1.1326	$1.0599	$1.0297	$1.0464	$1.0736	$1.0342	$0.9556	$0.9128	$0.9069	$0.9288

NET ASSET VALUE PER UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2012	$1.1318	$1.1431	$1.0984	$1.1304	$1.1253	$1.0655	$1.1279	$1.1248	$1.1205	$1.0633	$1.0732	$1.0838
2013	$1.1212	$1.1038	$1.1249	$1.1421	$1.0687	$0.9767	$0.9653	$0.9560	$0.9502	$0.9793	$0.9849	$0.9485
2014	$0.9091	$0.9277	$0.8984	$0.9031	$0.9565	$0.9776	$0.9527	$0.9977	$0.9694	$0.9807	$1.0198	$1.0089
2015	$1.0783	$1.0858	$1.1033	$1.0821	$1.0625	$0.9752	$1.0274	$1.0285	$1.0354	$1.0186	$1.0426	$1.0011
2016	$1.0589	$1.0816	$1.0613	$0.9923	$0.9632	$0.9780	$1.0026	$0.9650	$0.8909	$0.8503	$0.8441	$0.8638

NET ASSET VALUE PER UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2011	$1.2067	$1.2504	$1.2359	$1.3027	$1.2592	$1.2157	$1.2521	$1.2228	$1.2239	$1.1454	$1.1634	$1.1857
2012	$1.1982	$1.2127	$1.1677	$1.2042	$1.2013	$1.1398	$1.2091	$1.2083	$1.2062	$1.1470	$1.1601	$1.1740
2013	$1.2170	$1.2007	$1.2262	$1.2475	$1.1698	$1.0713	$1.0610	$1.0530	$1.0487	$1.0831	$1.0916	n/a
2015	n/a	n/a	n/a	n/a	$0.9840	$0.9050	$0.9555	$0.9584	$0.9669	$0.9532	$0.9777	0.9407
2016	0.9971	1.0207	1.0035	0.9403	$0.9147	$0.9306	$0.9561	$0.9221	$0.8531	$0.8159	$0.8116	$0.8323

NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2012	$1.1752	$1.1884	$1.1432	$1.1779	$1.1739	$1.1128	$1.1794	$1.1775	$1.1744	$1.1158	$1.1275	$1.1399
2013	$1.1807	$1.1637	$1.1874	$1.2068	$1.1307	$1.0345	$1.0237	$1.0150	$1.0099	$1.0421	$1.0493	$1.0117
2014	$0.9708	$0.9919	$0.9617	$0.9678	$1.0263	$1.0501	$1.0246	$1.0742	$1.0449	$1.0583	$1.1018	$1.0914
2015	$1.1678	$1.1773	$1.1976	$1.1759	$1.1560	$1.0623	$1.1205	$1.1229	$1.1318	$1.1148	$1.1423	$1.0981
2016	$1.1629	$1.1893	$1.1682	$1.0937	$1.0628	$1.0804	$1.1089	$1.0685	$0.9877	$0.9437	$0.9379	$0.9609

NET ASSET VALUE PER UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2012	$1.4115	$1.4287	$1.3756	$1.4187	$1.4152	$1.3427	$1.4244	$1.4234	$1.4210	$1.3513	$1.3667	$1.3830
2013	$1.4338	$1.4145	$1.4446	$1.4696	$1.3781	$1.2621	$1.2500	$1.2406	$1.2355	$1.2760	$1.2860	$1.2410
2014	$1.1920	$1.2189	$1.1830	$1.1915	$1.2647	$1.2953	$1.2649	$1.3275	$1.2924	$1.3103	$1.3653	$1.3536
2015	$1.4497	$1.4628	$1.4895	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

NET ASSET VALUE PER UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2012	$1.1743	$1.1893	$1.1461	$1.1827	$1.1805	$1.1210	$1.1900	$1.1899	$1.1886	$1.1313	$1.1451	$1.1598
2013	$1.2031	$1.1876	$1.2136	$1.2355	$1.1595	$1.0628	$1.0535	$1.0464	$1.0430	$1.0781	$1.0875	$1.0503
2014	$1.0096	$1.0333	$1.0036	$1.0118	$1.0748	$1.1017	$1.0768	$1.1309	$1.1020	$1.1182	$1.1661	$1.1571
2015	$1.2397	$1.2513	$1.2744	$1.2529	$1.2333	$1.1347	$1.1985	$1.2026	$1.2136	$1.1969	$1.2280	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

NET ASSET VALUE PER UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0235
2013	$1.0611	$1.0468	$1.0691	$1.0876	$1.0199	$0.9340	$0.9251	$0.9181	$0.9143	$0.9443	$0.9517	$0.9184
2014	$0.8821	$0.9021	$0.8755	$0.8818	$0.9360	$0.9586	$0.9361	$0.9824	$0.9565	$0.9697	$1.0104	$1.0018
2015	$1.0729	$1.0826	$1.1023	$1.0833	$1.0660	$0.9804	$1.0351	$1.0383	$1.0475	$1.0327	$1.0592	$1.0191
2016	$1.0802	$1.1058	$1.0872	$1.0187	$0.9909	$1.0082	$1.0357	$0.9989	$0.9242	$0.8839	$0.8792	$0.9016

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

Year ended December 31, 2016

Total Trading
Profit (Loss)
Stock Indices	$(1,191,094)
Metals	(768,755)
Agricultural	(73,224)
Currencies	83,098
Energy	(1,102,399)
Interest Rates	1,453,413
Subtotal	(1,598,961)
Brokerage Commissions	(136,013)
Total	$(1,734,974)

The Fund experienced a net trading loss of $1,598,961 before brokerage commissions and related fees for the year ended December 31, 2016. The Fund’s profits were primarily attributable to the interest rates and the currency sectors. The agriculture, metals, energy and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter as the Trading Program continued its long positions in bonds (short yields) delta throughout January. Profits were posted to the Fund in the middle of the first quarter. The Trading Program continued with its long bonds (short yields) delta throughout February.  Long positions in the Japanese 10-year and gilt positions led the way in positive performance for bond contracts. Losses were posted to the Fund at the end of the quarter. The Trading Program entered March with long bonds (short yields), however, the whipsaw action in prices saw some reduction of this exposure at the start of the month, muting the benefits from the rise in bond prices seen towards the end of the month. Long positioning in Italian and U.S. government bonds benefited the Fund, but this positive performance was partially offset by negative performance from the Trading Program’s long positioning in the Australian 10-year and 3-year bonds. Losses were posted to the Fund at the beginning of the second quarter due to a negative rates environment in two of the major government bond issuing markets and yields rose across the space. The interest rates sector was influenced by central banks and whether or not they will provide further monetary policy stimulus measures. This led to uncertainty surrounding the European Central Bank, The U.S. Federal Reserve and Bank of Japan meetings. Overall, the European Central Bank kept stimulus and rates on hold, however, the U.S. Federal Reserve acknowledged that global markets face pressures. Losses were posted to the Fund in the middle of the quarter with its long bonds (short yields) exposure throughout May. This exposure increased throughout May as yields traded lower towards the second half of the month. A sharp rally in yields towards the end of the month harmed performance in the sector. These sharp moves halted relatively quickly and the bond futures space returned moderately positive performance in May. Profits were posted to the Fund at the end of quarter. Bonds was the top performing sector in June with the Trading Program’s long positions in Gilts, U.S. 2 and 5 year Treasury bonds leading the way in terms of positive performance. Profits were posted to the Fund at the beginning of the third quarter.  The Trading Program continued with its long bonds (short yields) exposure throughout July. Generally, bond market volatility traded at lower levels relative to June. The Trading Program posted profits to the Fund from long positions in U.K. gilt and Euro-BTP positions posting the largest gains. Losses were posted to the Fund in the middle of the quarter. The Trading Program continued with its long bonds (short yields) delta throughout August. Yields had been trading sideways for most of the summer and August was no major deviation from this. The Trading Program increased its long bonds exposure towards the end of August and a slight increase in yields led to a negative return in the bond sector. Rates markets remained influenced by the Federal Reserve Chair Janet Yellen’s comments towards a rate hike in 2016. The Trading Program posted losses to the Fund in rates with gains in FI-Europe and the interest rate swap space offset by losses in FI-Asia and FI-US. Losses were posted to the Fund at the end of the quarter. Bonds sold off in September during the risk-off period after the lack of action from the European Central Bank. The Trading Program’s long position in the Canadian 10 year contract was the largest detractor in bonds. Rates markets experienced volatility after concerns that the European Central Bank did not immediately lengthen the duration of their QE program. The Trading Program’s long Eurodollar contract was the largest detractor of the rates contracts. Losses were posted to the Fund at the beginning of the fourth quarter. The Trading Program continued with its long bonds (short yields) exposure throughout the month of October. Bonds, especially those close to zero or with negative rates, were notably volatile in the government bond space. German yields traded back into positive territory in a sell off throughout October, which accelerated after the European Central Bank’s relatively hawkish press conference. Italian government bonds were also notably volatile. The Trading Program reduced its long bond exposure consistently throughout October. The Canadian 10 year and Euro-BTP contracts detracted the most from performance. Within rates markets, central banks were the focus. The United Kingdom curve remained vulnerable to Brexit uncertainty. The Trading Program reduced risk in its core short interest rate positions, most notably in the three month Sterling interest rate future contract. The long Eurodollar contract was the largest detractor of the rates contracts. Profits were posted to the Fund in the middle of the fourth quarter. The Trading Program transitioned to short bonds (long yields) exposure throughout November. A sharp move in yields was witnessed in the U.S., which may be attributed to the outcome of the U.S. presidential election. A combination of inflation expectations and expected fiscal stimulus from the president elect combined with his apparent dislike of the Federal Reserve zero interest rate policies contributed to bondholders reducing risk. Many yields in Europe managed to stay positive throughout November with yields in France and Germany rising. Short rates posted positive performance most notably from returns in Eurodollars. Profits were posted to the Fund at the end of the fourth quarter. The Trading Program continued with its short bonds (long yields) delta throughout December. After the sharp move witnessed in yields in the U.S., yields continued to drift higher following the U.S. Federal Reserve rate hike. In Europe, interest rates dropped as the European Central Bank announced changes to its QE program. The Trading Program maintained long yields exposure in both the U.S. and Asia alongside short yields in Europe, with small losses in the U.S. and Europe covered by gains in Asia.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter.  The U.S. dollar gained ground versus emerging market currencies in particular, as well as their G10 counterparts. Three-month ATM-FX generally rose throughout January, with an unwinding of “carry pairs” mainly in AUD-JPY. The U.S. dollar index (DXY) regained lost ground. The Euro continued to trade sideways while still seeing plenty of intra-day volatility. The devaluation of the Japanese yen affected the Asia-Pacific region, with many pairs losing versus the dollar. In the FX space, top contributors to the Fund performance included the Canadian dollar and Mexican peso, while the New Zealand dollar and Polish zloty were the main detractors. Overall, within FX, the Fund increased its risk. Losses were posted to the Fund in the middle of the quarter due to sharp moves and trend reversals. Specifically, the U.S. dollar initially sold off as the Japanese yen showed some strength. This resulted in negative performance from the Trading Program’s short positions in the Japanese yen versus the U.S. dollar. Profits were posted to the Fund at the end of the quarter. The Trading Program had short positions in the U.S. dollar versus other currencies, which allowed the model to capitalize on the U.S. dollar weakness throughout March. The U.S. dollar lost ground after with a more dovish tone to recent U.S. Federal Reserve language. While most of the G10 currency pairs gained versus the dollar, it was emerging market currencies that saw more pronounced gains.

The Trading Program’s long positioning in the Polish zloty and Turkish lira (versus the U.S. dollar) were the top positions in the sector for March. Losses were posted to the Fund at the beginning of the second quarter.  FX markets confounded many in April as despite a move to negative rates in Europe and Japan both of these currencies outperformed the U.S. dollar. The British sterling also staged a recovery rally. The Euro and emerging markets currencies rallied against the U.S. dollar. Emerging markets currencies rebounded as commodity markets retraced their losses. Further soft language from the U.S. Federal Reserve also put pressure with uncertainty as to when the next rate rise will be.  The Trading Program transitioned to net short positions in the U.S. dollar across G10 and EM Forex Markets at the end of March. Overall the Forex Markets were a detractor from performance due to the Trading Program’s short positions in the Canadian dollar and long positions in the Polish Zloty being the top detractors.  Losses were posted to the Fund in the middle of the second quarter. The Forex Markets were primarily led by a slight rebound in the U.S. dollar. The U.S. dollar rallied against most G10 currencies with the exception of the British sterling. Words from the Reserve Bank of New Zealand coupled with poor employment numbers resulted in the New Zealand dollar dropping aggressively at the start May. The top detractors within the Forex Markets were the long positions in Turkish Lira and New Zealand positions. Poor employment numbers in Sweden resulted in gains from the short positions in the Swedish krona versus the U.S. dollar positions, however, gains in the sector were not enough to offset losses. Profits were posted to the Fund at the end of second quarter due to the Trading Program’s long positioning in the Brazilian real and New Zealand dollar. Losses were posted to the Fund at the beginning of the third quarter.  The U.S. dollar showed strength for much of July, however late in the month lowered close to where it began making for a flat month. The Trading Program entered July primarily long U.S. dollar vs. G10 crosses and short U.S. dollar vs emerging market crosses and risk GPB/USD was minimal. Losses were posted to the Fund in the middle of the quarter. The Trading Program continued to have long positions in the U.S. dollar vs G10 crosses and short positions in the U.S. dollar vs emerging market crosses. Exposure was reduced throughout July. Losses were posted to the Fund at the end of the quarter. The Trading Program had mixed positioning in G10 crosses, however overall, continued with a net long U.S. dollar exposure versus G10 crosses and a net short U.S. dollar exposure versus emerging market crosses. This exposure increased slightly from the start to finish of September with varying levels week over week. Profits were posted to the Fund at the beginning of the fourth quarter. Despite action by the Federal Reserve in terms of rates, it was the U.S. dollar that performed the best throughout October. The U.S. dollar versus emerging market currencies saw mixed performance in October, however, there were relatively straightforward gains versus G10 currencies. Despite a lack of action on duration of QE by the European Central Bank, the Euro lost versus the U.S. dollar and Brexit uncertainty sparked further weakening in the British pound.   The Trading Program was positioned net long U.S. dollar versus G-10 currencies and benefited from the risk off sentiment witnessed towards the end of the month. The FX sector was a positive contributor to performance. The short Swedish krona and British pound contracts posted the largest gains in the sector. Losses were posted to the Fund in the middle of the fourth quarter. The U.S. dollar outperformed throughout November. In G10 pairs the Japanese yen took the biggest hit. In emerging market currencies Turkey and Poland performed the worst vs the U.S. dollar. The Trading Program started and finished November net long U.S. dollar. Performance was strong in G10 pairs but suffered from a series of losses in emerging market pairs. Overall FX was modestly positive to relatively flat in November. Profits were posted to the Fund at the end of the fourth quarter. The Trading Program had strong performance almost across the board versus G10 currency crosses other than for the Swedish krona. The U.S. dollar showed varying performances against emerging market currencies while rallying versus most Asian emerging market currencies, but could not muster the same strength versus Latin American crosses with the Brazilian real gaining in December. Top performers included the Brazilian real and Japanese yen, while the Swedish krona and Canadian dollar were top detractors.

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the first quarter due to a large squeeze in corn and wheat owing to a bullish crop report showing higher levels of exports. Profits were posted to the Fund in the middle of the quarter. The Trading Program short positions benefited the strategy and positive returns were generated from a sell-off in corn and wheat due to a strong supply environment. Losses were posted to the Fund at the end of the quarter. The Trading Program began with net short positions exposure that was considerably reduced by the end of March. Large trend reversals were seen as traders looked to position ahead of quarterly reports. The Trading Program’s short positioning in wheat and soybean contracts posted the largest losses in agricultures for March. Losses were posted to the Fund at the beginning of the second quarter. The Trading Program started April net short but a sharp reversal in major markets due to the U.S. dollar weakness and a short squeeze resulted in difficult conditions for the sector. The Trading Program started April with a small net short delta in the meats space and this increased slightly throughout the month to see a small positive return. Profits were posted to the Fund in the middle of the quarter. The Trading Program started May moderately net short positions and flipped modestly to long positions in the agriculture sector by the end of May. The change can partially be attributed to a sharp rally in soybean meal due to a squeeze in supplies. The long soybean meal contract was the top contributor in the sector. Lean hog prices rallied which resulted in losses to short lean hog contracts. Profits were posted to the Fund at the end of the second quarter.  The Trading Program started June with a small net long position, but this transitioned aggressively to net short positions by the end of the month as corn and wheat both plummeted after the quarterly U.S. Department of Agriculture report showed an uptick in planting.  The Trading Program posted profits to the Fund due to long positions in soybean, sugar and corn. Profits were posted to the Fund at the beginning of the third quarter.  The Trading

Program started July with a small net short exposure after poor crop reports coming out of June. In the meats space, the Trading Program’s losses on long positions in lean hogs were overshadowed by gains in feeder and live cattle. Profits were posted to the Fund in the middle of the second quarter. The agriculture space was mixed in August with whipsaw trading in corn along with a more straightforward trend lower in wheat due to over-supply concerns. Losses were posted to the Fund at the end of the third quarter. Profits in the Trading Program’s short positions in lean hogs and long positions in sugar contracts were not enough to offset losses in the Trading Program’s short positions in corn and wheat contracts. Losses were posted to the Fund at the beginning of the fourth quarter.  There was a strong rally in crops throughout October with a strong demand from China. Corn traded from lows to highs in October and wheat also gained.  The Trading Program started October net short but reduced short exposure to almost flat by month end. The Trading Program was hurt by the crops rally with the short corn contract as the top detractor. Meat contracts also saw a rally in October which hurt the Trading Program’s small short positioning. Profits were posted to the Fund in the middle of the fourth quarter. Some concerns around ample supply and conversely lower demand saw cocoa sell off sharply at the start of November, never to recover. A similar story in wheat, where oversupply concerns sent wheat tumbling. Overall, agricultures contributed positively to performance, with the short wheat contract contributing the most. Losses were posted to the Fund at the end of the fourth quarter. An aggressive trend reversal in the soya complex, following reports of prospects of a good crop in South America, hurt the long delta held on this asset. Despite varying positions, overall delta in agricultures transitioned from short to long throughout December. The Trading Program lost in this space with gains in cocoa eclipsed by losses in the soya complex. In the meats sector, a rally in live cattle and leanhogs squeezed the small short positioning.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter which reversed in the middle of the quarter. Metal prices squeezed higher off lows which hurt the Trading Program’s performance due to aggregate short positioning in metals contracts. Despite flipping from short to long positioning over February, silver and platinum were the top detractors in the metals sector. Losses were posted to the Fund at the end of the quarter. Metals were subject to profit taking and some locking-in of low prices at the beginning of March, followed by a drift back to flat performance towards the end of the month. Short palladium was the top detractor in the metals space. Losses were posted to the Fund at the beginning of the second quarter with a small short exposure in metals and transitioned into net long exposure by the end of April. Strong performance from silver was countered by choppy conditions in palladium and copper. Losses were posted to the Fund in the middle of the quarter as gold and silver gave back some gains seen in previous months as a combination of a slightly stronger U.S. dollar and a general dissipation of “risk off” settled in the market which eased the buying pressure on gold. The Trading Program’s long gold and silver positions were the top detractors for May, with both positions flipping short by the end of May. Losses were posted to the Fund at the end of the quarter.  The Trading Program’s long positions in precious metals were overshadowed by its short positions in base metals hampering performance in this space.  Profits were posted to the Fund at the beginning of the third quarter as gold and silver extended their year’s gains. Losses were posted to the Fund in the middle of the quarter. Base metals trended higher for most of August while precious metals generally did not gain any upwards momentum. Losses were posted to the Fund at the end of the third quarter. The metals sector detracted from performance in September with profits in the Trading Program’s long positions in lead and palladium contracts negated by losses across the rest of the sector. Losses were posted to the Fund at the beginning of the fourth quarter. The Trading Program transitioned from net long to net short delta throughout October in the metals space which resulted in a negative return from the sector. The long palladium contract was the top detractor. Profits were posted to the Fund in the middle of the fourth quarter. November saw a very strong rally across the base metals space. The long copper contract led the way in terms of positive performance. In precious metals it was the inverse story, with a strong U.S. dollar and removal of a major risk event of the U.S. presidential elections leading to profits in gold and silver as the Trading Program’s short gold position benefited from this. Losses were posted to the Fund at the end of the fourth quarter. The strong performance of base metals in recent months did not continue throughout December. Base metals, and copper in particular, saw some reversion. Precious metals also suffered another mark down after the rate rise, but looked more constructive towards the end of December.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning through the middle of the first quarter. The Trading Program’s short positioning in natural gas and West Texas Intermediate were the top contributors in February. Losses were posted to the Fund at the end of the quarter. The Trading Program’s short positions in energies resulted in negative performance for the Fund, with natural gas and West Texas Intermediate finishing March as the top detractors. Losses were posted to the Fund at the beginning of the second quarter. The energy sector detracted from performance with the top detractor being West Texas Intermediate. Losses were posted to the Fund in the middle of the second quarter. May saw a slight break in terms of volatility in oil prices. Fires in Canada, strikes in Nigeria, and tensions in Libya all contributed to the impression that supply is lower. Long gas oil was the top performer in energies in May. The Fund started May with modest long exposure and with various levels week over week, ending the month with an even more modest long exposure. The top detractor in the sector was RBOB gasoline with varying positioning throughout May. Losses were posted to the Fund at the end of quarter due to the Trading Program’s short positions in natural gas. Profits were posted to the Fund at the beginning of the third quarter. Oil fell in July as inventory was stacking up. The Trading Program’s net short exposure benefited from the trend lower, contributing to positive performance. Losses were posted to the Fund in the middle of the quarter. The Trading Program had a net short exposure which was reduced throughout August, but finished net short overall. The energy sector was a detractor in August with short Brent Crude, RBOB gasoline and heating oil contracts as the top detractors. Losses were posted to the Fund at the end of the third quarter. The Trading Program’s short positions in Brent Crude and heating oil contracts were the top detractors in the energy sector. Losses were posted to the Fund at the beginning of the fourth quarter. The energy space was, for the most part, weak in October. The energy sector started and ended October with net short exposure, however transitioned to net long exposure throughout the middle of October. The Trading Program saw gains from short positions in West Texas Intermediate and Brent Crude oil, however, they were nullified by losses, including from the short natural gas contract which saw a sharp reversion of its rally in September. Losses were posted to the Fund in the middle of the fourth quarter. The OPEC meeting and rumors regarding a production cut resulted in volatility in the energy space especially towards the end of November. Profits were posted to the Fund at the end of the fourth quarter. December saw some follow-through in the energy space after OPEC came to a production agreement. Energies rallied for the most part throughout December as speculators hoped for some follow-through and an end to the “supply” story that has been so abundant over the last two years. The Trading Program transitioned from a short to long delta across the majority of the energy space throughout December.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Top contributors to performance within equities included the Bovespa (Brazil) and Russell 2000 Index. Profits were posted to the Fund in the middle of the quarter. The Trading Program entered February with an aggregate net short exposure and maintained bearish positioning throughout the month to varying degrees. The top contributions came from long VIX and short NSE Nifty positions. Losses were posted to the Fund at the end of the quarter. The Trading Program entered March with a moderate net short position exposure, but as volatility came in and the month progressed, the aggregate exposure transitioned to a moderate net long delta. A large move lower in volatility indices resulted in the VIX Index trading back to lows not seen since last year. Losses were posted to the Fund at the beginning of the second quarter. The equity sector detracted from performance, despite small gains from the U.S. The top detractor in the sector was the Swiss Market Index and the CAC. Losses were posted to the Fund in the middle of the second quarter as equity prices fell sharply at the start of April, primarily led by the decrease in financial stocks along with the resources sector taking a break from its impressive rebound off the lows since the start of the year.  Losses were posted to the Fund at the end of quarter. The worst performing market in June was the DAX wherein the Trading Program started the month with short positions and ended with long positions by the end of June. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short positions in VIX contracts. Profits were posted to the Fund in the middle of the quarter. Long exposure increased gradually throughout August and the Trading Program posted profits to the Fund with all regions trading by the Fund in positive territory. The top performers within the sector were the Trading Program’s short positions in the VIX and long positions in the DAX. Losses were posted to the Fund at the end of the quarter. There was volatility in September as the European Central Bank did not lengthen their QE program. Losses were posted to the Fund at the beginning of the fourth quarter. Despite some positive global economic data in October, notably in Europe, equities did not manage to gain any upside momentum. The Trading Program started and finished October with a similar net long exposure, but moves in both directions resulted in changes to delta levels throughout the month. The equities sector was a detractor to performance overall, with the short VIX contract leading the way in terms of negative performance. Losses were posted to the Fund in the middle of the fourth quarter. Mid-cap stocks were strongly bid in the U.S. during the month of November. Large-cap names also gained, to a lesser degree. Equities in Europe had a frustrating November with mostly sideways trading activity. Investors, still skeptical on growth prospects in Europe, would not commit to risk assets in the face of a pending Italian referendum, a December European Central Bank meeting and political risks to the status quo in both France and Germany in the foreseeable future.

Year ended December 31, 2015

Total Trading
Profit (Loss)
Stock Indices	$633,810
Metals	1,056,715
Agricultural	(906,012)
Currencies	(724,417)
Energy	2,724,413
Interest Rates	3,717,299
Subtotal	6,501,808
Brokerage Commissions	(366,457)
Total	$6,135,351

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

Year ended December 31, 2014

Total Trading
Profit (Loss)
Stock Indices	$(3,739,088)
Metals	(1,212,825)
Agricultural	928,675
Currencies	1,517,178
Energy	(3,827,961)
Interest Rates	16,399,286
Subtotal	10,065,265
Brokerage Commissions	(530,630)
Total	$9,534,635

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

The Fund generally earns interest based on BofA Corp.’s “Interest Earning Program.” The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for the currencies designated by MLPF&S as “negative interest rate currencies,” see Item 1(c) “Narrative Description of Business—Cash Management and Interest.”  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the years ended December 31, 2016 and 2015, the Fund’s average month-end Net Asset Value was approximately $26,601,118 and $60,251,788, respectively.

December 31, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$462,796	1.74%	$635,249	$237,064
Currencies	647,704	2.43%	1,556,554	222,693
Energy	219,635	0.83%	694,553	27,659
Interest Rates	960,276	3.61%	1,998,400	267,829
Metals	93,426	0.35%	177,809	42,819
Stock Indices	294,644	1.11%	887,080	59,708

Total	$2,678,481	10.07%	$5,949,645	$857,772

December 31, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$172,028	0.29%	$570,512	$41,374
Currencies	709,862	1.18%	1,566,819	204,561
Energy	469,715	0.78%	773,828	188,453
Interest Rates	3,347,087	5.56%	6,155,945	1,164,038
Metals	500,090	0.83%	1,151,277	70,754
Stock Indices	665,788	1.11%	1,344,426	199,252

Total	$5,864,570	9.75%	$11,562,807	$1,868,432

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn, and grains accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2016.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2016.

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

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited.

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2016	2016	2016	2016	2015	2015	2015	2015
Total Income (Loss)	$(439,974)	$(1,845,830)	$(2,543,550)	$3,123,546	$(1,142,951)	$3,694,647	$(7,393,578)	$10,979,237
Total Expenses	229,481	$329,018	$(137,506)	993,111	305,911	683,855	(708,638)	2,553,172
Net Income (Loss)	$(669,456)	$(2,174,848)	$(2,406,044)	$2,130,435	$(1,448,862)	$3,010,792	$(6,684,940)	$8,426,065
Net Income (Loss) per weighted average Unit (1)	$(0.0289)	$(0.0842)	$(0.0859)	$0.0665	$(0.0322)	$0.0654	$(0.1220)	$0.1141

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2016, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

The Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Nancy Fahmy	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Dominick A. Carlino	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

John V. Leale	Vice President and Manager

Nancy Fahmy, age 42, has been the Chief Executive Officer and President of MLAI since October 2015 and is also head of Alternative Investments for the Global Wealth and Retirement Solutions group (“GWRS”), which is a business unit within the BofA Corp. Global Wealth & Investment Management group (“GWIM”), a division within BofA Corp.   The Alternative Investments group is responsible for providing advisors and clients with access to a range of platforms and investments solutions including hedge funds, private equity, managed futures and precious metals.  Since January 2014, she has been a member of MLAI’s Board of Managers.  Prior to her appointment as the head of the Alternative Investment group in July 2015, Ms. Fahmy was a Managing Director within GWIM, and responsible for private equity and real assets origination and distribution within MLAI since December 2012.  She joined MLAI as a Director in April 2006 and was head of private equity and real assets origination and distribution from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ms. Fahmy has been registered with the CFTC as an associated person of MLAI since October 22, 2015, and she has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy has been a NFA associate member and registered as an associated person of MLPF&S since October 2015.

Barbra E. Kocsis, age 50, is the Chief Financial Officer for MLAI and is a Director within BofA Corp.’s Global Technology and Operations group, positions she has held since October 2006. Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007.

Dominick A. Carlino, age 44, has been a Managing Director of MLAI since April 2016, and the head of heading Relationship Management and Business Development Distribution for MLAI, since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners. Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within

Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.

Ninon Marapachi, age 39,  has been the head of the Hedge Fund Origination and Product Management team within the BofA Corp. Alternative Investments Group, a division within BofA Corp. that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.   Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  She has been an NFA associate member since February 2011 and registered as an associated person of MLPF&S since March 2011.

Jeff McGoey, age 40, has been a Director within GWRS responsible for Alternative Investment Platform Oversight for BofA Corp. since December 2010.  Mr. McGoey had portfolio oversight of ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments, from May 2008 through December 2010, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and managing various strategic initiatives across the organization.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.

Greg Parets, age 40, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BofA Corp. in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Mr. Parets has been listed as a principal of MLAI since January 2, 2014.

John V. Leale, age 55, is a Director and serves as the Head of the Private Equity and Real Assets Product Origination within BofA Corp. Mr. Leale joined the Alternative Investments group within GWIM in May 2014 and along with his team is responsible for identifying and developing illiquid fund offerings which include private equity, real assets, credit and special situations. Prior to joining Merrill Lynch, Mr. Leale was the head of Private Equity Product Development for Morgan Stanley Wealth Management since 2009.   Mr. Leale is a graduate of St. Peter’s University.

Mr. Leale has been listed as a principal of MLAI since March 1, 2017.

MLAI acts as the sponsor and manager to three public futures funds whose units of limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC,  and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor and manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2016 were timely and correctly made.

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

Item 11: Executive Compensation

The Fund does not have any officers or employees. The managers and officers of MLAI are remunerated by BofA Corp. in their respective positions.  The managers and officers do not receive compensation from the Fund. The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BofA Corp. affiliate. MLAI also receives a portion of the management fees.  MLAI or BofA Corp. affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  See Item 1(c) “Narrative Description of Business—Description of Current Charges.”

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

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

See Item 1(c) “Narrative Description of Business—Description of Current Charges” regarding certain fee arrangements with respect to the Fund and MLAI or other BofA Corp. affiliates.

Director Independence:

No person who served as a manager of MLAI during 2016 could be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2016 and 2015 were $182,400 and $182,400, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2016 and 2015 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2016 and 2015 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2016 and 2015 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

(e)                                  Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all services prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

		Page

1.	Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2016 and 2015		2

Statements of Operations for the years ended December 31, 2016, 2015 and 2014		3

Statements of Changes in Members’ Capital for the years ended December 31, 2016, 2015 and 2014		4

Financial Data Highlights for the years ended December 31, 2016, 2015 and 2014		6

Notes to Financial Statements		9

2.	Financial Statement Schedules:

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

Exhibit 10.05:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on January 7, 2015.

10.06	Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Systematica Investments Limited.

Exhibit 10.06:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on February 5, 2015.

10.07	Amendment to Amended and Restated Advisory Agreement among ML BlueTrend FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Systematica Investments Limited.

Exhibit 10.07:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on June 8, 2015.

13.01	2016 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

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

101

The following materials from the Fund’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2017.

ML BLUETREND FUTURESACCESS LLC
By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, MANAGER
By:	/s/Nancy Fahmy
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Nancy Fahmy	Chief Executive Officer, President and Manager	March 17, 2017
Nancy Fahmy	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 17 2017
Barbra E. Kocsis	(Principal Financial Officer)

/s/Dominick A. Carlino	Vice President and Manager	March 17, 2017
Dominick A. Carlino

/s/Ninon Marapachi	Vice President and Manager	March 17, 2017
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 17, 2017
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 17, 2017
Greg Parets

/s/ John V. Leale	Vice President and Manager	March 17, 2017
John V. Leale

ML BLUETREND FUTURESACCESS LLC

2016 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2016 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.