Form 10-Q
period 2017-03-31
ML BlueTrend FuturesAccess LLC
filed 2017-05-15
CIK 1471270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 31, 2017, 17,990,780 units of limited liability company interest were outstanding.

ML BLUETREND FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2017 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML BLUETREND FUTURESACCESS LLC
(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $4,554,977 for 2017 and $4,832,601 for 2016)	$16,894,721	$19,116,422
Unrealized profit on open futures contracts	841,086	1,173,757
Unrealized profit on open forwards contracts	448,836	385,902
Cash and cash equivalents	397,878	576,602
Other assets	7,481	4,988

TOTAL ASSETS	$18,590,002	$21,257,671

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$3,419	$2,991
Sponsor and Advisory fees payable	46,640	55,014
Redemptions payable	1,485,738	999,745
Unrealized loss on open futures contracts	735,072	858,489
Unrealized loss on open forwards contracts	555,325	286,653
Other liabilities	277,937	261,019

Total liabilities	3,104,131	2,463,911

MEMBERS’ CAPITAL:
Members’ Capital (17,990,780 Units and 21,236,922 Units outstanding; unlimited Units authorized)	15,485,871	18,793,760
Total Members’ Capital	15,485,871	18,793,760

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$18,590,002	$21,257,671

NET ASSET VALUE PER UNIT:

Class A	$0.9041	$0.9288
Class C	$0.8387	$0.8638
Class D	$0.8132	$0.8323
Class I	$0.9363	$0.9609
Class M	$0.8810	$0.9016

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC
(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
TRADING PROFIT (LOSS):

Realized, net	$180,075	$2,865,896
Change in unrealized, net	(414,992)	282,217
Brokerage commissions	(25,957)	(33,823)

Total trading profit (loss), net	(260,874)	3,114,290

INVESTMENT INCOME (EXPENSE):
Interest, net	18,528	9,256

EXPENSES:
Management fee	66,858	132,828
Sponsor fee	80,446	167,747
Performance fee	—	578,524
Other	110,013	114,012
Total expenses	257,317	993,111

NET INVESTMENT INCOME (LOSS)	(238,789)	(983,855)

NET INCOME (LOSS)	$(499,663)	$2,130,435

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	1,954,637	3,242,639
Class C	13,074,000	22,026,550
Class D	100	100
Class I	1,842,131	2,060,470
Class M	3,683,124	4,689,757

Net income (loss) per weighted average Unit
Class A	$(0.0243)	$0.0679
Class C	$(0.0253)	$0.0644
Class D	$(0.0190)	$0.0629
Class I	$(0.0246)	$0.0702
Class M	$(0.0206)	$0.0741

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC
(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(unaudited) (in Units)

	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units March 31, 2016	Members’ Units December 31, 2016	Subscriptions	Redemptions	Members’ Units March 31, 2017
Class A	3,268,252	—	(93,841)	3,174,411	1,990,714	—	(183,345)	1,807,369
Class C	23,067,047	36,615	(3,704,395)	19,399,267	13,665,089	—	(2,300,169)	11,364,920
Class D	100	—	—	100	100	—	—	100
Class I	2,061,470	—	(3,000)	2,058,470	1,842,131	—	(494,621)	1,347,510
Class M	4,946,453	13,565	(703,533)	4,256,485	3,738,888	—	(268,007)	3,470,881

Total Members’ Units	33,343,322	50,180	(4,504,769)	28,888,733	21,236,922	—	(3,246,142)	17,990,780

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC
(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(unaudited)

	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2016	Members’ Capital December 31, 2016	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2017
Class A	$3,482,898	$—	$(107,883)	$220,297	$3,595,312	$1,848,952	$—	$(167,407)	$(47,446)	$1,634,099
Class C	23,091,309	38,000	(3,959,947)	1,418,056	20,587,418	11,803,478	—	(1,940,279)	(331,080)	9,532,119
Class D	94	—	—	6	100	83	—	—	(2)	81
Class I	2,263,744	—	(3,568)	144,618	2,404,794	1,770,104	—	(463,114)	(45,274)	1,261,716
Class M	5,041,040	15,000	(775,916)	347,458	4,627,582	3,371,143	—	(237,426)	(75,861)	3,057,856

Total Members’ Capital	$33,879,085	$53,000	$(4,847,314)	$2,130,435	$31,215,206	$18,793,760	$—	$(2,808,226)	$(499,663)	$15,485,871

See notes to financial statements.

ML BLUETREND FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class I	Class D	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9288	$0.8638	$0.9609	$0.8323	$0.9016

Net realized and net change in unrealized trading profit (loss)	(0.0118)	(0.0110)	(0.0122)	(0.0106)	(0.0115)
Brokerage commissions	(0.0013)	(0.0012)	(0.0014)	(0.0012)	(0.0013)
Interest income, net	0.0009	0.0009	0.0010	0.0008	0.0009
Expenses	(0.0125)	(0.0138)	(0.0120)	(0.0081)	(0.0087)

Net asset value, end of period	$0.9041	$0.8387	$0.9363	$0.8132	$0.8810

Total Return: (a) (c)

Total return before Performance fees	-2.66%	-2.90%	-2.56%	-2.29%	-2.29%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-2.66%	-2.90%	-2.56%	-2.29%	-2.29%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.36%	1.61%	1.26%	0.98%	0.99%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.36%	1.61%	1.26%	0.98%	0.99%

Net investment income (loss) (excluding Performance fees)	-1.26%	-1.51%	-1.16%	-0.88%	-0.89%
Performance Fees	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.26%	-1.51%	-1.16%	-0.88%	-0.89%

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of March 31, 2017, the Fund held no cash equivalents.  Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2017 and December 31, 2016 and the results of its operations for the three month periods ended March 31, 2017 and 2016.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2017 and December 31, 2016, are as follows:

March 31, 2017

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	20	$1,105	0.01%	(215)	$150,121	0.97%	$151,226	0.98%	May 2017
Currencies-Forwards*	41,172,395	166,387	1.07%	(41,382,555)	(272,876)	-1.76%	(106,489)	-0.69%	June 2017
Energy	9	4,379	0.03%	(82)	(109,853)	-0.71%	(105,474)	-0.68%	April 2017 - July 2017
Interest rates	411	135,876	0.88%	(430)	(222,921)	-1.44%	(87,045)	-0.56%	June 2017 - March 2021
Metals	125	(21,102)	-0.14%	(92)	(27,730)	-0.18%	(48,832)	-0.32%	April 2017 - July 2017
Stock indices	301	166,861	1.08%	(84)	29,278	0.19%	196,139	1.27%	April 2017 - June 2017

Total		$453,506	2.93%		$(453,981)	-2.93%	$(475)	0.00%

December 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	116	$(73,917)	-0.39%	(146)	$46,560	0.25%	$(27,357)	-0.14%	March 2017
Currencies-Forwards*	21,829,231	(35,467)	-0.19%	(36,605,247)	134,716	0.72%	99,249	0.53%	March 2017
Energy	61	106,625	0.57%	(12)	(2,950)	-0.02%	103,675	0.55%	January 2017 - April 2017
Interest rates	313	22,027	0.12%	(515)	41,780	0.22%	63,807	0.34%	March 2017 - December 2020
Metals	110	(6,210)	-0.03%	(118)	(38,729)	-0.21%	(44,939)	-0.24%	January 2017 - April 2017
Stock indices	258	155,178	0.83%	(242)	64,904	0.35%	220,082	1.18%	January 2017 - March 2017

Total		$168,236	0.91%		$246,281	1.31%	$414,517	2.22%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2017 and December 31, 2016. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund has determined that Level I investments would include its futures and options contracts where quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using observable prices of investments with similar characteristics and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forwards and certain futures contracts.

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month period ended March 31, 2017 or the year ended December 31, 2016.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2017 and December 31, 2016, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$841,086	$672,970	$168,116	$—
Forwards	448,836	—	448,836	—
	$1,289,922	$672,970	$616,952	$—

Liabilities
Futures	$735,072	$502,342	$232,730	$—
Forwards	555,325	—	555,325	—
	$1,290,397	$502,342	$788,055	$—

March 31, 2017	$(475)	$170,628	$(171,103)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,173,757	$699,495	$474,262	$—
Forwards	385,902	—	385,902	—
	$1,559,659	$699,495	$860,164	$—

Liabilities
Futures	$858,489	$366,235	$492,254	$—
Forwards	286,653	—	286,653	—
	$1,145,142	$366,235	$778,907	$—

December 31, 2016	$414,517	$333,260	$81,257	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2017 and year ended December 31, 2016 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2017 and December 31, 2016, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three month periods ended March 31, 2017 and 2016:

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(153,713)	$(59,348)
Currencies	(217,414)	382,829
Energy	(339,542)	702,344
Interest rates	(451,568)	1,997,590
Metals	(143,759)	(165,649)
Stock indices	1,071,079	290,347

Total, net	$(234,917)	$3,148,113

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

Indemnifications

In the normal course of business, the Fund has entered, or may in the future, enter into agreements that obligate the Fund to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI owns 100 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of March 31, 2017 and December 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2017, and 2016 amounted to $897 and $1,701, respectively, of which $941 and $1,055 was payable to the Transfer Agent as of March 31, 2017 and December 31, 2016, respectively.

Brokerage commissions, interest, net and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

6.              SUBSEQUENT EVENTS

As of May 15, 2017, the Sponsor has commenced a plan for liquidation as of June 30, 2017.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2016	$1.1282	$1.1534	$1.1326
2017	$0.9000	$0.9193	$0.9041

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2016	$1.0589	$1.0816	$1.0613
2017	$0.8363	$0.8536	$0.8387

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2016	$0.9971	$1.0207	$1.0035
2017	$0.8075	$0.8259	$0.8132

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2016	$1.1629	$1.1893	$1.1682
2017	$0.9314	$0.9518	$0.9363

PERIOD-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.
2016	$1.0802	$1.1058	$1.0872
2017	$0.8748	$0.8947	$0.8810

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

For the three month period ended March 31, 2017, Fund capital decreased 17.60% from $18,793,760 to $15,485,871.  This decrease was attributable to the net loss from operations of $499,663, coupled with the redemption of 3,246,142 redeemable Units resulting in an outflow of $2,808,226. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2013.

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

Results of Operations

January 1, 2017 to March 31, 2017

January 1, 2017 to March 31, 2017

The Fund experienced a net trading loss of $234,917 before brokerage commissions and related fees in the first quarter of 2017. The Fund’s profits were primarily attributable to the stock indices sector. The metals, agriculture, currencies, energy and interest rate sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Trading Program’s profits in NASDAQ and DAX. Profits were posted to the Fund in the middle of the quarter. The positive market sentiment managed to “drag up” other equity indices in Europe and Asia. The bond proxy type stocks were popular globally with utilities leading the way. The Trading Program posted profits in the S&P and NASDAQ. Profits were posted to the Fund at the end of the quarter. The Trading Program maintained a constant net long delta throughout March. Outperformance in Europe along with positive performance from both Asia and the U.S. led to profits in the equity space. Gains in the CAC 40 and EURO STOXX lead the way along with gains in volatility futures also providing performance.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The Trading Program continued with its short bonds (long yields) positioning throughout January. Some divergence appeared throughout the globe in momentum of yields. Japanese Government bonds spent its second consecutive month with positive, albeit small, yields. In Europe, yields continued to rise across the board, however yields in the U.S. could not eclipse the highs seen in December as a slightly more cautious approach appeared. A slight increase in delta occurred throughout January as the Trading Program’s positioning in European bonds transitioned from long to short. The Trading Program posted losses in U.K. gilts and German bobls which were their worst detractors. The risk in the G10 short rates was relatively quiet with only the European short end opening and then closing a short yield position. Losses were posted to the Fund in the middle of the quarter. The Trading Program continued with its short bonds (long yields) positioning throughout February. German two year yields trading negatively affected bonds across Europe, where yields fell throughout February. In the U.S., yields continued to trade sideways. The Trading Program posted losses in the sector with gains in the short German schatz and UK gilts being outpaced by the Canadian 10 year and a series of small losses elsewhere. Losses were posted to the Fund at the end of the quarter. March was volatile for bonds as the

Trading Program reversed positioning from short bonds (long yields) to long bonds (short yields). After a sharp initial selloff, yields across the globe went bid mid-way through the month despite a rate rise in the U.S. As monetary policies diverge between U.S. and Europe so do volatility of yields. The Trading Program reduced and flipped net delta from short to long yields throughout March.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Base metals regained their favor with market participants and saw gains with lead, copper and aluminum leading the way. Precious metals had a constructive month as the U.S. dollar rally stalled and gains were witnessed in gold and silver. Net long delta increased as precious and base metals rallied throughout January. Losses were posted to the Fund in the middle of the quarter. A lack of major advancements in the U.S dollar led to a small squeeze in gold and silver. The Trading Program continued to be positioned net long in precious and base metals, however choppy sideways trading in base metals led to slight negative performance in February.  Losses were posted to the Fund at the end of the quarter. A turbulent month for precious metals saw the Fund lose and reclaim almost equal performance from start to finish in March. Base metals were mixed as the Trading Program continued to be positioned net long in precious and base metals, with a higher amount of delta associated with base metals. Choppy trading with no overall direction led to a negative performance.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The Trading Program saw sideways trading during January with products like wheat and corn continuing the consolidation trading ranges from previous months. Losses were posted to the Fund in the middle of the quarter. Despite a strong start at the beginning of February, the Trading Program saw weakness into month end. Some risk reduction was witnessed during February despite maintaining a net long position in the agriculture sector. The Trading Program’s gains in cocoa were outpaced by losses in wheat. The Trading Program’s minimal long positioning in the meats saw flat performance where a rally in live cattle was mirrored by a sell-off in lean hogs throughout the month. Profits were posted to the Fund at the end of the quarter. Wheat, corn and soybean lost ground after recent attempts at a rally. The Trading Program’s long positioning transitioned to net short delta throughout March.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter.  A consistent occurrence in January was the U.S. dollar weakness generally across the board. The Mexican Peso lost a small amount versus the U.S. dollar throughout January. The Trading Program saw a consistent reduction of long U.S. dollar risk removed from both G10 and EM crosses for the majority of the month. The trend reversal of the U.S. dollar led to losses in January. Profits were posted to the Fund in the middle of the quarter. The U.S. dollar experienced mixed performance in G10 crosses where it gained versus nearly all except for Australian dollar, Japanese yen and Swedish krona. The trend was slightly different in EM crosses where emerging market currencies were mostly bid against the U.S. dollar. Having mixed exposure to the U.S. dollar with a preference for long emerging market currencies, while being short G10 crosses versus the U.S. dollar contributed to performance in the sector. The Trading Program posted profits in the FX space during February with gains in U.S. dollar -South African rand, U.S. dollar —Swedish krona and a series of small gains elsewhere. Losses were posted to the Fund at the end of the quarter. The British pound lost ground to most major currencies. The Trading Program was positioned long U.S. dollar versus EM currency pairs and vice versa against EM FX pairs. Despite some very small gains seen in EM FX these were overshadowed by losses after the sharp move lower in U.S. dollar.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. January saw mainly sideways trading from the energy space. Choppy trading and a lack of direction led to a reduction in net long delta in the energies space throughout January. Profits were posted to the Fund in the middle of the quarter. February saw a relatively flat month in the energy space with oil trading in a range with a slight bias to the upside. Choppy trading and a lack of direction led to a reduction in net long delta in the energies space throughout February. Losses were posted to the Fund at the end of the quarter. March was a volatile month in the energy space with oil reversing sentiment and selling off under the weight of some large builds in inventory. By month end, a rally was underway to squeeze oil back higher again. The Trading Program increased its net short delta in the energy space throughout the month.

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

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e. “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2017 and 2016, the Fund’s average capitalization was $17,331,248 and $33,308,631, respectively.

March 31, 2017

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$481,554	2.78%	$521,205	$458,024
Currencies	339,096	1.96%	367,017	322,527
Energy	335,864	1.94%	363,519	319,453
Interest Rates	277,182	1.60%	300,006	263,639
Metals	155,497	0.90%	168,301	147,899
Stock Indices	624,575	3.60%	676,002	594,056

Total	$2,213,768	12.78%	$2,396,050	$2,105,598

March 31, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$250,739	0.75%	$270,483	$237,064
Currencies	1,442,934	4.33%	1,556,554	1,364,238
Energy	29,254	0.09%	31,558	27,659
Interest Rates	749,162	2.25%	808,153	708,304
Metals	164,830	0.49%	177,809	155,840
Stock Indices	68,277	0.20%	73,653	64,553

Total	$2,705,196	8.11%	$2,918,210	$2,557,658

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector. There have been no material changes at March 31, 2017.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2016. There have been no material changes at March 31, 2017.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that it will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 17, 2017.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-17	$—	—	$0.9288
Feb-17	—	—	0.9000
Mar-17	—	—	0.9193
Apr-17	—	—	0.9041

CLASS C*

	Subscription
	Amount	Units	NAV (1)
Jan-17	$—	—	$0.8638
Feb-17	—	—	0.8363
Mar-17	—	—	0.8536
Apr-17	—	—	0.8387

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-17	$—	—	$0.9609
Feb-17	—	—	0.9314
Mar-17	—	—	0.9518
Apr-17	—	—	0.9363

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-17	$—	—	$0.9016
Feb-17	—	—	0.8748
Mar-17	—	—	0.8947
Apr-17	—	—	0.8810

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-17	$—	—	$0.8323
Feb-17	—	—	0.8075
Mar-17	—	—	0.8259
Apr-17	—	—	0.8132

(1) Beginning of the month Net Asset Value

(* For Class C — Effective after February 1, 2017, the Fund will no longer offer Class C Units to new or existing investors.)

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of  an investor’s gross subscription amount. Effective after February 1, 2017 the range of upfront sales commissions applicable to the Class A Units was updated to be up to 2.5%. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02  Are filed herewith.

32.01 and

32.02                   Section 1350 Certifications

Exhibit 32.01

and 32.02   Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML BLUETREND FUTURESACCESS LLC.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2017	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)